Form 10-Q
period 2015-09-30
ROID GROUP, INC.
filed 2015-12-22
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-201836

ROID GROUP, INC.

(Name of small business issuer in its charter)

Nevada	46-4261474
(State of incorporation)	(I.R.S. Employer Identification No.)

Dr. Kwanghyun Kim

Chief Executive Officer

10827 Cloverfield Pt.

San Diego, CA 92131

(Address of principal executive offices)

858.365.1737

 (Registrant’s telephone number)

Copy of all Communications to:

Law Office of Andrew Coldicutt

1220 Rosecrans Street, PMB 258

San Diego, CA 92106

Phone: 619-228-4970

Info@ColdicuttLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

As of December 10, 2015, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding.

ROID GROUP, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ROID Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”ROID,” "our," "us," the "Company," refers to ROID Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2015 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

ROID GROUP, INC.
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$27,034	$226,099
Accrued interest	-	1,821
Note receivable	250,000	160,000

Total Assets	$277,034	$387,920

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$4,700	$3,900
Credit card payable	-	2,346
Payroll liabilities	1,686	1,706
Due to related party	-	12,476
Total Liabilities	6,386	20,428

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of September 30, 2015 and December 31, 2014	85,750	85,750
Additional paid-in capital	489,250	489,250
Accumulated deficit	(304,352)	(207,508)
Total Shareholders' Equity	270,648	367,492
Total Liabilities and Shareholders' Equity	$277,034	$387,920

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(EXPRESSED IN US DOLLARS)
For three months and nine months ended September 30, 2015 and 2014
	Three Month ended		Nine Month ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Selling, General and administrative expenses
Professional fees	4,380	4,000	10,880	12,546
Payroll expenses	24,221	24,221	73,406	76,467
Administrative expense	120	4,201	5,456	18,966
Rent expense	2,400	2,400	7,200	7,200
Total expenses	31,121	34,822	96,942	115,179

Other income (loss)
Interest income	-	749	98	1,018
Total other income	-	749	98	1,018

Net operating loss	$(31,121)	$(34,073)	$(96,844)	$(114,161)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	8,575,000	8,575,000	8,575,000	8,028,114

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(EXPRESSED IN US DOLLARS)
For nine months ended September 30, 2015 and 2014
	Nine Month ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(96,844)	$(114,161)
Adjustments to reconcile net loss cash used in
operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Accrued interest	1,821	(1,014)
Accounts payable and accrued liabilities	800	6,600
Credit card payable	(2,346)	2,500
Due to related party	(12,476)	5,678
Payroll liabilities	(20)	1,706
Net cash used in operating activities	(109,065)	(98,691)

Investing activities
Loan receivable	(90,000)	(160,000)
Net cash provided by (used in) investment activities	(90,000)	(160,000)

Financing activities

Proceeds from stock issuance	-	425,000
Net cash provided by financing activities	-	425,000

Net cash increase	(199,065)	166,309
Beginning cash balance	226,099	95,690
Ending cash balance	$27,034	$261,999

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Notes to the Financial Statements

September 30, 2015 (Unaudited)

(Expressed in US Dollars)

1.

Nature of Business and Continuance of Operations

ROID Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2013. The company is in the process of implementing its business plan, and its efforts were primarily devoted to the establishment and startup of its business.

ROID Group, Inc. plan to market the Company’s quantum dot (QD) materials for bio-imaging based on our unique technology compared to other competitive companies like Nanosys Inc.’s QD, in U.S.A., the QD materials for bio-imaging have already been developed in South Korea at a lab scale production level. This means the production of the QD materials will be in South Korea. ROID Group, Inc. will also finance its QD production & marketing.  ROID Group, Inc., will also consult with South Korean QD companies which are ready to do business in U.S.A. and the world-wide market.

2.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2014. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form S-1/A5 filed on November 11, 2015, with the SEC.

The accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows and obtain additional working capital through the issuance of debt and or equity.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

3.

Related Party Transactions

a)

The Company rents office from related party. Rental is $800 per month and month to month basis. Total rental is $7,200 and $7,200 for the nine months ended September 30, 2015 and 2014, respectively.

b)

The Company paid salary of $67,500 and $70,500 for nine months ended September 30, 2015 and 2014 for two officers, respectively.

c)

As of September 30, 2015, the company owed a director of the Company $nil ($12,476 as of December 31, 2014) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specific repayment terms.

4.

Loan receivable

On April 1, May 1, and July 1, 2014, the Company entered loan agreement of $50,000, $50,000 and $60,000 with related party.

Interest rate is 2% per annum and maturity date is March 24, 2015. On January 8, 2015, the Company got paid all outstanding balance of $160,000 and accrued interest of $1,919.

On August 18, 2015, the Company entered loan agreement of $250,000 with related party. Interest rate is zero% and maturity is August 18, 2016.

5.    Stockholders’ Equity

The Company’s authorized capital consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

On December 4, 2013, the Company issued 1,000,000 shares to director for $10,000.

On December 4, 2013, the Company issued 5,000,000 shares to two officers for rendered service amounted to $50,000.

On December 31, 2013, the company issued 450,000 shares to 6 investors for $90,000.

On January 31, 2014, the Company issued 675,000 shares for $135,000.

On March 31, 2014, the Company issued 1,450,000 shares for $290,000.

As of September 30, 2015, the Company has issued and outstanding 8,575,000 common shares.

6.

Subsequent events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were available to be issued and did not have any material recognizable subsequent events after September 30, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015 $	December 31, 2014 $
Current Assets	277,034	387,920
Current Liabilities	6,386	20,428
Working Capital (Deficit)	270,648	367,492

Cash Flows

	September 30, 2015 $	September 30, 2014 $
Cash Flows used in Operating Activities	(109,065)	(98,691)
Cash Flows provided by Financing Activities	-	425,000
Cash Flows used in Investing Activities	(90,000)	(160,000)
Net Increase (decrease) in Cash During Period	(199,065)	166,309

Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Operating Revenues

The Company’s revenues were $nil for the three months ended September 30, 2015 compared to $nil for the same period in 2014.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended September 30, 2015 compared to $nil for the same period in 2014.

Gross Profit

For the three months ended September 30, 2015, the Company’s gross profit was $nil compared to $nil for the same period in 2014.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the three months ended September 30, 2015 and September 30, 2014, general and administrative expenses decreased to $31,121 from $34,822 for the same period in 2014 representing a decrease of $3,701 or 11%.  The $3,701 decrease is primarily attributable to a decrease of $4,081 in administrative fees net of an increase of $380 in professional fees.

Other Income (Expense)

Other income (expense) consisted of no gain or loss on interest expense. Interest expense is primarily attributable to the accretion of the interest on loans for the three months ended September 30, 2015, interest from notes payable, and related party.  For the three months ended September 30, 2015, there was a $nil gain or loss from interest income. There was a $749 gain on interest income for the same period in 2014.

Net Income (loss)

Our net loss for the three months ended September 30, 2015, was $(31,121) compared with net loss of $34,073 for the three months ended September 30, 2014, a decrease of $2,952 or 9%. The net loss is influenced by the matters discussed above.

Results for the Nine month period ended September 30, 2015 Compared to the Nine month period ended September 30, 2014

Operating Revenues

The Company’s revenues were $nil for the nine months ended September 30, 2015 compared to $nil for the same period in 2014.

Cost of Revenues

The Company’s cost of revenues was $nil for the nine months ended September 30, 2015 compared to $nil for the same period in 2014.

Gross Profit

For the nine months ended September 30, 2015, the Company’s gross profit was $nil compared to $nil for the same period in 2014.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the nine months ended September 30, 2015 and September 30, 2014, general and administrative expenses decreased to $96,942 from $115,179 for the same period in 2014 representing a decrease of $18,237 or 16%.  The $18,237 decrease is primarily attributable to decreases in professional fees of $1,666, and administrative expense of $13,510.

Other Income (Expense)

Other income (expense) consisted of no gain or loss on interest expense. Interest expense is primarily attributable to the accretion of the interest on loans for the nine months ended September 30, 2015, interest from notes payable, and related party.  For the nine months ended September 30, 2015, there was a $98 gain from interest income. There was a $1,018 gain on interest income for the same period in 2014.

Net Loss

Our net loss for the nine months ended September 30, 2015 was $(96,844) compared with a net loss of $(114,161) for the nine months ended September 30, 2014, a decrease of $17,317 or 15%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2015, the Company had total current assets of $277,034 compared to $387,920 at December 31, 2014.  Current assets consisted primarily of cash, and a note receivable. The decrease in current assets $110,886 were primarily attributed to a decrease in cash of 199,065 net of an increase in a note receivable of $90,000.

At September 30, 2015, the Company had total current liabilities of $6,386 compared to $20,428 at December 31, 2014.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, payroll liabilities. The decrease in our current liabilities was attributed to the reduction in amounts owed to related party and the reduction in credit card payable.

We had positive working capital of $270,648 as of September 30, 2015 compared to $367,492 as of December 31, 2014, a decrease of $92,844 or 26%.

Cashflow from Operating Activities

During the nine months ended September 30, 2015, cash used in operating activities was $(109,065) compared to $(98,691) for the nine months ended September 30, 2014. The increase in the amounts of cash used for operating activities was primarily due to the increased expenditures in advertising and promotion expenses, commissions and consulting expenses.

Cashflow from Investing Activities

During the nine months ended September 30, 2015 cash used in investing activities was $(90,000) compared to $(160,000) for the nine months ended September 30, 2014.

Cashflow from Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activity was $nil compared to $425,000 provided during the nine months ended September 30, 2014.  The decrease in cash provided by financing activities is due to the Company receiving proceeds of $425,000 from sale of securities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date.  Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Registration Statement Form S-1 as filed with the SEC on November 6, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

None.

2. Subsequent Issuances:

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit	Filing

3.1	Articles of Incorporation.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.

3.2	By-laws.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.

10.1	Form of Subscription Agreement.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.

10.2	Loan Agreement by and between the Company and RadTek, dated April 1, 2014.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.

10.3	Loan Agreement by and between the Company and RadTek, dated May 1, 2014.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.

10.4	Employment Agreement by and between the Company and Dr. Kwanghyun Kim, dated December 10, 2013.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.

10.5	Employment Agreement by and between the Company and Myoungae Cha, dated January 1, 2014.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.

10.6	Employment Agreement by and between the Company and Jeahyung Cho, dated April 1, 2015.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.

10.7	Employment Agreement by and between the Company and Jun-Young Yang, dated April 1, 2015.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.INS*	XBRL Instance Document	Furnished herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROID GROUP, INC.

Dated: December 22, 2015

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 22, 2015

/s/ Dr. Kwanghyun Kim

Dr. Kwanghyun Kim – Director

Dated: December 22, 2015

/s/ Dr. Dokyung Kim

Dr. Dokyung Kim – Director