Form 10-K
period 2015-12-31
ROID GROUP, INC.
filed 2016-04-14
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2015

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

ROID GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-201836	46-4261474
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

10827 Cloverfield Pt.

San Diego, CA 92131

858.365.1737

 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [   ]    No [X]

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

Yes[   ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

As of June 30, 2015, the registrant had 8,575,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 7, 2016 was 8,575,000 shares of its $.001 par value common stock.

Documents incorporated by reference:  None

ROID GROUP, INC.

TABLE OF CONTENTS

Part I

        Page No.

Item 1.

Business

5

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Mine Safety Disclosures

11

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.

Selected Financial Data

4

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 8.

Financial Statements and Supplementary Data

17

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

8

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

Part III

Item 10.

Directors and Executive Officers

21

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

26

Item 13.

Certain Relationships and Related Transactions

27

Item 14.

Principal Accounting Fees and Services

27

Part IV

Item 15.

Exhibits

28

Signatures

30

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “ROID”, “Roid Group,” “we”, “us” and “our” are references to Roid Group, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1.  Business

Description of the Business

We were incorporated in the State of Nevada on December 4, 2013. We are a development stage company and from our inception to date, we have not generated any revenue. We intend to focus on the manufacturing and sale of Quantum Dots for various commercial purposes.

On December 4, 2013, we appointed Dr. Kwanghyun Kim to be the President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Company.

On December 4, 2013, we appointed Myoungae Cha to be the Secretary of the Company.

We received our initial funding of $10,000 through the sale of common stock to our President, Dr. Kwanghyun Kim, who purchased 1,000,000 shares of our Common Stock at $0.01 per share on December 4, 2013.

On December 10, 2013, we appointed Dr. Dokyung Kim as a director of the Company. The Company also issued a further 5,000,000 shares of its common stock to its President Dr. Kwanghyun Kim for his services as the President.

On December 31, 2013, the Company sold through a Regulation S private placement offering an aggregate of 450,000 shares of our Common Stock in transactions which were exempt from registration and prospectus delivery requirements of the Securities Act of 1933, as amended, for proceeds of $90,000 to six non-US investors at a share price of $0.20 per share.

On January 31, 2014, the Company sold through a Regulation S private placement offering an aggregate of 675,000 shares of our Common Stock in transactions which were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, for proceeds of $135,000 to six non-US investors at a share price of $0.20 per share.

On March 31, 2014, the Company sold through a Regulation S private placement offering an aggregate of 1,450,000 shares of our Common Stock in transactions which were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, for proceeds of $290,000 to twelve non-US investors at a share price of $0.20 per share.

We have never declared bankruptcy, have never been in receivership, and we have never been involved in any legal action or proceedings. Neither we, nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of another acquisition or merger.

Since we have a specific business plan, which we have begun to execute, and we have no plan to engage in a merger or acquisition of another entity, we believe that we are not a blank check company described in Rule 419 under the Securities Act of 1933.

We are a development stage company and have not generated any revenue to date. Besides our Officers and Directors, we currently have two (2) employees.

As discussed in the Notes to Financial Statements included in this Annual Report for the year ended December 31, 2015, we had no revenue and had negative cash flow of approximately $341,906 for the period from December 4, 2013 (commencement of operations) to December 31, 2015. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from December 4, 2013 (commencement of operations) to December 31, 2015. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

The Company

Quantum Dots

Quantum dots are tiny nano particles of a semiconductor material which emit light, or fluoresce, when excited with energy. The color of light emitted varies depending on the size of the quantum dot so that photonic emissions (colors) can be tuned by the creation of quantum dots of different sizes.  Their unique properties as highly efficient, next generation semiconductors have led to the use of quantum dots in a range of electronic and other applications, including in the biomedical, display and lighting industries.  Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a significant forward leap in the solar energy industry through the use of quantum dots in printed photovoltaic cells.

Quantum dots were discovered in a glass matrix by Alexei Ekimov and in colloidal solutions by Louis E. Brus. The term "quantum dot" was coined by Mark Reed.

First commercialized QDs were manufactured based on Pyrolysis by Prof. Bawendi’s group in MIT, he is well-known as a pioneer in the field of Quantum Dots. Various companies have already entered this field and most comparable competitors are early entrants, such as QD Vision, Nanoco Group (U.K.), Quantum Materials Corporation (U.S.).

Quantum Dots are nano-size crystals made of semiconductor materials that are small enough to exhibit quantum mechanical properties. The size of a crystal is smaller than a human cell. Because of its size, it shows special electrical conductivity properties which bulk type semiconductors cannot achieve. One of the special properties of QDs is that they release lights when electric energy is absorbed and released.

Quantum means discrete energy value. Dot means rounded nano-particle. The Quantum Dots are comprised of a core, a shell, a macromolecule coating and several exterior couplers. The emission color of the Quantum Dot is based on the size of the core. The shell on the core highly enhances the brightness of the color, by increasing the quantum yields of the QD, (A Quantum Yield can be explained as light emission efficiency. The higher the Quantum Yield means that light emitting ability of the QD is better.) Without the shell the QDs would have a very low quantum yield. The macromolecule, such as a polymer coating, makes the nano-size crystals stable, soluble and buffers the QD by giving it protection against environmental changes, photo-oxidative degradation, and provides an alternate route for modularity. The exterior couplers are covalently linked with other macromolecules. Through the manipulation of its exterior couplers, specific applicable fields of the Quantum Dots can be defined. As an example, the exterior coupler can link to specific molecules which can be used for a specific purpose. For instance, a molecule having cancer tracking ability could be coupled to an exterior coupler of QD which emits lights like an indicator in order to become a cancer tracking bio indicator, and the exterior coupler of the QD could be manipulated in order to give specific information to link with that specific cancer tracking molecule.

QDs are thought to be so important that they are considered to be the next generation of semiconductors because QDs, with their special properties, will make accessible significant improvements to various fields such as Bio Imaging, Display Devices, Image Sensors, Solar Cells, LED light bulbs and many more.

Our Process Strengths

No.	Comparison items	Oil based QD	ROID's water based QD
1	Chemical toxicity	Highly Toxic	Less Toxic
2	Chemical handing	Glove Box (non oxygen)	Fume hood with oxygen
3	Reaction temp.	220-360 degree	50-120 degree
4	1g retail cost	1,000 ~ 15,000 US$	Extremely low
5	Bulk production yield	Max grams	No limit
6	Size tuning	Unstable	Sharp
7	Bio application	No	Yes
8	Surface modification	Difficult	Easy
9	Quantum yield	30-50%	more than 80%
10	FWHM	25nm	35nm
11	Possible risk	Explosion	Safe

Chemical Toxicity: Competitors manufacturing process uses TOP or TOPO chemicals which are very toxic. Our manufacturing process uses water which is less toxic.

Extremely Low: Because we do not purchase TOP or TOPO chemicals (which cost approximately $470 a gram or $649 a kilogram, respectively) our costs to produce our QDs is extremely low compared to competitors.

Quantum Yield: Can be explained as light emission efficiency. Quantum Yield is the percentage of photons absorbed by the quantum dots to those emitted. The ideal scenario would be 100% energy going into the quantum dot with an output of 100%.

FWHM: Full Width at Half Maximum: FWHM is the emission wavelength maximum. FWHM is used to give an idea of the size distribution of the particles. FWHM was found by taking the peak fluorescent intensity, cutting it in half, and then finding the wavelengths at which the fluorescent spectrum is at this half intensity. The difference between these two points is the FWHM. A smaller FWHM corresponds to a narrower quantum dot nanocrystal distribution.

Our technology for creating Quantum Dots has significant advantages in this scientific field. According to the current trends of the QD market, manufacturers and researchers are seeking non-toxic and cost-effective manufacturing techniques which are perfectly suited to our product, as our Quantum Dots are created using water for their base and therefore the manufacturing process is less chemically toxic than oil or heavy metal based Quantum Dots, to both the environment during production and to the end users of our products. Because our manufacturing process uses water as the base for our Quantum Dots there is a far lower risk of explosion or contamination to the production facilities as compared to the use of oil which needs to be heated to very high temperatures. Due to our manufacturing techniques of not using TOP or TOPO, our manufacturing cost will be lower. Our Competitors methods typically cost around $1,000 to $15,000 and can only produce grams of Quantum Dots per day, where we believe our water based methods of production will allow us to produce our Quantum Dots for much less and we should be able to produce as many Quantum Dots as our manufacturing capability will allow. The cost difference between the existing production methods and our method is based on the cost of the base oil which our competitors use. We only use water in the production of our QD’s; the current price for TOPO is $649 a kilogram and for TOP is $470 a gram. Our competitors use a total of 1,000 grams (or 1 Kilogram) of TOP and TOPO in order to manufacture 1 gram of the simple type of QD.

Our production methods will allow us to size tune our Quantum Dots, more precisely than other methods, in order to manipulate the emitting colors for specific needs. Size tuning and our easy surface modification technique, will allow us to achieve a high quantum yield, and in our preliminary testing our manufacturing technique shows our quantum yield at or above 60%; whereas, other existing QDs in the industry, only perform at approximately30~50%.

Markets and Applications

Quantum Dots are particularly useful in the improvement of optical definitions and as such Quantum Dots have the potential to be very advantageous in the following fields:

The Healthcare industry is one of the key areas to adapt and use the QD technology. There are numerous applications in the biomedical and biotechnology field that are already being exposed to QD technology as such, it accounts for the largest percentage of the Quantum Dot market, on the whole. Applications in biomedical and biotechnology fields are expected to increase as and when the technology progresses.

In the Bio-imaging field, QDs can be applied to the research of fluid dynamic imaging inside the body, for drug delivery systems, cancers, proteins, and new drug developments in organic cells. QDs in this field are already commercialized and being used in hospitals around the world; however, they are currently extremely expensive.

In the display devices field, application of QDs are in stages of commercial & non-commercial development for display devices such as TV monitors, PC monitors, Smart cellular phones, Navigation GPS’, Tablet PC’s, and more. QD based display devices show true natural color and will consume less than a fifth of the power of LCD’s and will use significantly less energy when compared to other existing display systems, as stated by researcher Tae-Ho Kim.

In the imaging sensor field, QDs can increase the dynamic range, approximately, four times for semiconductor charge coupled devices, or CCD and complementary metal-oxide-semiconductors, or CMOS image sensors on digital cameras. A QD image sensor absorbs over 95% of visible light while existing image sensors absorb only approximately 20% of visible light, which means that the QD image sensor provides four times the contrast and resolution as compared to existing image sensors.

In the solar cell industry, research has shown that a QD based solar cell of tandem structure will give over 66% quantum efficiency; whereas, other silicon based solar cells currently used, only show approximately 18% quantum efficiency.

In the LED light bulb field, QD LED light bulbs have been spotlighted due to the fact that a QD based light bulb not only gives white light, but also an increase of over 25% luminous efficiency (the measure of how well a light source produces visible light) compared to others.

Products

The Company has to date, completed the theoretical research and small scale production of the Quantum Dots using water based synthesis. We originally discovered this water based manufacturing method in 2005 while working as lecturers and researchers at a University. No third parties have any rights or interests in our water based synthesis method of production of Quantum Dots.

In the first stage of manufacturing our QDs, we are planning to produce bio-imaging QDs for use in laboratories, as we believe they have the largest current potential market and have the largest market acceptance thus far.

We will produce our cores/shells as both a solution type and a powder type of QDs. Then we will produce our laboratory bio-imaging QD solution by coating our cores/shells with a macromolecule coating and several exterior couplers, to provide stability.

Common types QDs that are appropriate for bio-imaging in laboratories are CdSe (Cadmium Selenide) or CdTe (Cadmium Telluride) core and ZnS (Zinc Sulfide) or ZnSe (Zinc Selenide) shell. Cadmium (“Cd”) is considered to be heavy metal material, and is highly toxic. Later on, our plan is to manufacture QDs with Cd Free materials such as InP(Indium Phosphide) or using the ZnS:Mn/ZnS (Zinc Sulfide with Manganese/ Zinc Sulfide) types as well.

If we decide to automate our factory, we expect that it would take us approximately three to six months to set up the automation. The costs we predict in regards to the automation of our factory are estimated in the range of fifty thousand to one hundred thousand dollars in order to set up the automated factory. The range of the cost could vary greatly, because, we have to manufacture and customize the entire system which would have to control many parameters that our researchers would otherwise perform in our non-automated factory.  Customizing the system to meet our specific needs would be complicated; however, once the system is automated we would then be able to realize more advantages, such as easier quality control, safer operations, more production and less labor, compared to a non-automated factory.

The material hurdles that remain are setting up a lab capable of greater production, where we can produce the Quantum Dots on a larger scale, as well as selling the Quantum Dots we produce to companies that will use them in their products.

Distribution Methods

We plan on shipping our QDs using courier services such as air freight, sea freight or overnight delivery to our prospective customers. We will ship the QDs from our production facility in South Korea. We ship the QDs in small glass vials that are approximately 44 millimeters high and 14 millimeters in diameter. The QDs do not need to be refrigerated and do not require other special treatment, besides packing them with Styrofoam to absorb any shocks while travelling.

Sources of Raw Materials

We plan on purchasing our raw materials from online biology, chemistry chemical supply stores, such as Sigma Aldrich or Molbase. These companies have a long history of supplying chemicals and supply many of our competitors with the raw chemicals that they use.

Manufacturing and Materials

Most commercialized QDs follow the pyrolysis method of Prof. Bawendi’s group developed at MIT. This method uses TOPO (trioctylphosphine oxide) and TOP (trioctylphosphine) as an emulsifier and octadecene as solvent. However, the price of the emulsifier (oil base) is extremely high, and the characteristic of this solvent is that it has a boiling point that is very high during the chemical process, which makes it difficult and dangerous to use.  The precursor is comprised of a core/shell, its Separate Injection Temperature is approximately 350oC and the Growth Temperature is 280oC in octadecene (the solvent). A QDs wavelength of emitting light depends on its molecular base, and the size of its core/shell.  That core/shell size is determined by the temperature of the solvent during the manufacturing process.  Controlling the temperature is extremely difficult, in the oil based QD, because of the high boiling point required by the solvent, thus, with Prof. Bawendi’s method, QDs can only be produced in droplet sizes and small quantities.

Our manufacturing method does not use those chemicals and instead uses water (water based) and temperatures of 100oC ~ 120oC instead of using TOPO & TOP as the emulsifier and octadecene (oil base) as the solvent, which means that we do not need to use a complex chemical process to create our QDs, our results compare to others in the industry and we will have the technology and capability to produce QDs  in large quantities.

Our QDs structure (core/shell) type is CdSe/ZnS (Cadmium Selenide / Zin Sulfide) which is a common variety in the QD industry.

The disadvantages of QD manufacturing using the oil based method are dealing with the high temperature oils, and then maintaining stable control of that high temperature. Maintaining the delicate balance between those two factors is strongly related to the QDs quality and the ability to be able to produce large quantities of high quality QDs. Thus it used to be impossible to manufacture mass amounts of QDs at a reasonable price. Our Company, using our water based production method, is able to achieve mass production with a lower cost due to our using a water base and continuous production techniques, meaning that we do not have to stop production to manipulate the QDs during reactions between the core and shell, which is done using other techniques.

The biggest difference between our water based QDs compared to the oil based QDs, is that our water based QDs provide more stability during the manufacturing process and at a lower overall cost of manufacturing, because of the high price of the TOP and TOPO oil based emulsifiers. Our water based QDs also have many other benefits over the oil based QDs, because water based QDs are soluble in water and they can be applied as a bio related florescence probe without additional chemical treatment; whereas, oil based QDs need additional chemical treatment for florescence probe application. The chemical treatment necessary for oil based QDs also causes a 70% reduction of brightness; therefore, a much larger amount of oil based QDs are needed to reach a similar quality level as compared to our water based QDs.

Sales and Marketing

Our CEO is attending tradeshows and meeting with potential clients who may be interested in purchasing our QD products and manufacturing capabilities. While we are looking for clients, we will start setting up a small factory, for our QD core/shell manufacturing and bio-imaging applicable QD production and then marketing our water-based QD’s, as they are less toxic to manufacture and require a less complicated process for bio-application compared to oil based QD.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.  Because our manufacturing method is completely different than the currently existing manufacturing methods, we do not need to pay any patent fees.

Plan of Operations

The following chart shows our plan of operations and expected milestones over the next twelve months:

Months	M1(1)	M2	M3	M4	M5	M6	M7	M8	M9	M10	M11	M12
Fund raising
Small factory set up
Marketing of QD core/shell
QD core/shell production & sales
Bio-imaging Applicable QD launching & sales

(1): Month One is to begin after the Company has closed this Offering.

We believe that our combination of professional experience and the affordability of our QDs creates a vision that is uniquely ours – and one that we believe is somewhat unique in our industry. However, we also believe this trend is already becoming a part of the accepted conventional QD wisdom.

According to our estimated planned budget, we are planning to raise up to $1,200,000 to be fully funded for the next twelve months. In order to start small scale production and sale of our QD products, we will need approximately $600,000. In order to expand we will need to raise an additional $200,000 to $300,000 to stabilize our production including quality control and to purchase larger quantity set-up needs such as larger equipment. However, we are seeking up to $1,200,000 in consideration of expanding our business in the meantime due to the rapid growth of the industry and to be able to produce larger quantities of our products, which will also lower our production costs.

We plan on setting up a small factory (approximately 2,000 feet2) in South Korea with the necessary production equipment. We estimate the cost to be around $400,000 to produce our basic QD core/shell. Our labor cost and operations cost for the first 6 Months are estimated to be approximately $300,000 to $400,000.  In order to promote our sales, we estimate our marketing expenses to be approximately $70,000. In the case of rapid growth of our business, we may need an additional $300,000 to $400,000 in order to expand our factory, labor supply, and our line of products beyond the bio-imaging application of Quantum Dots later on.

We are planning to manufacture our QD core/shell, immediately after raising the required funding, as this is the core, of our QD production capability, which will allow us to start to build a customer base, and to begin earning revenues.

During the 1st year, we will manufacture QDs for bio-imaging applications, then once we become more established, we will expand our QD production into other applications of the QD that are currently not in as high demand as the bio-imaging applications. During our first year, we will mostly be focusing on setting up our small scale manufacturing factory for Bio-imaging QD applications. In the following years, we will concentrate on expanding our production to sell our Core/Shells to more users.

Our factory needs to be approximately 2,000 square feet, big enough to hold a pilot scale 50-liter piece of QD production equipment. The equipment for measuring quantum yield and particle size, such as a Luminescence measurer, vacuum concentration machine, and particle size analyzer, for the quality control of our product will also be needed. We will also need to have approximately two to three vacuum evaporators for our employees’ safety. In case of automation in production, we will need to customize our automation equipment. Later, we will also need to put in place, plans for the collecting and disposal of our chemical waste, there are several companies that operate in the vicinity of our proposed production facility that should be able to dispose of the chemical waste for around $600 per ton. We have not contracted with any of these waste disposal companies as of this time we have factored these costs into our proposed use of proceeds.

Competition

Existing companies in the QD market are currently facing the absence of a mass production technique and without that mass production technique they cannot satisfy the needs of today’s market. Thus many of our competitors’ market strategies are to sell small amounts of QDs at extremely high prices. Our notable competitive strengths are that we have a mass production technique, have influential QD scientists on our board of directors, and can produce our QDs at a lower cost. Thus we should be able to fulfill a large portion of the consumers demand for QDs.

According to BCC Research, total Sales in the QD Market will be $670M in 2015 at a CAGR of 85.3% while another research facility, Markets and Markets predicted that the total sales of QD market in 2022 will be $748M at a CAGR of 55.2%.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience that the Company. See “Risk Factors.”

Government Regulation

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of quantum dots used in life sciences and other sensitive applications, regulation of hazardous materials used in or produced by the manufacture or use of Quantum Dots. Management believes that its Water Based QDs and manufacturing process allow the Company to comply with current regulations by producing our QDs using water. Using water provides us with environmental advantages over the oil based QDs because our QDs are soluble in water and contain less risk to the environment and end users. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future.

Most of our current and proposed activities will be subject to numerous federal, state, local and international laws and regulations concerning machine and chemical safety and environmental protection.  Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Compensation Liability Act. We will also be subject to laws governing the packaging and shipment of some of our products.  Such laws require that we take steps to, among other things, maintain air and water quality standards.

Environmental Regulation

Any proposed processing and manufacturing operations will be subject to federal, state, local and international environmental laws. Under such laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation, and/or removal of substances discovered at any other property used by us; to the extent that the substances are deemed by the federal and/or state government to be toxic or hazardous.  Courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal, or transportation of hazardous substances.  We may use hazardous substances in our testing and operations and, although we will employ reasonable practicable safeguards to prevent any liability under applicable laws relating to hazardous substances, companies engaged in materials production are inherently subject to substantial risk that environmental remediation will be required.

Employees

Other than the foregoing named officers and directors, of which Dr. Kwanghyun Kim serves on a full-time basis, and Dr. Dokyung Kim serves on a part-time basis we currently have two (2) employees. None of the employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

The Accompanying Financial Statements Have Been Prepared Assuming The Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated no revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

We May Continue To Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able To Continue Our Business.

Since our formation, we have generated no revenues from operations, and have incurred expenses and losses.  In addition, we expect to continue to incur operating losses for the foreseeable future.  As a result, we will need to generate sufficient revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.  We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant.  Results of operations will depend upon numerous factors.  Some of these factors, such as market acceptance of our product and competition, are beyond our control.

The Company Is Subject To The Risks Inherent In The Creation Of A New Business.

The Company is subject to substantially all the risks inherent in the creation of a new business.  The implementation of our business strategy is still in the development stage.  Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all.  Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects, and operations and the value of an investment in the Company.

We May Be Subject To Government Laws And Regulations Particular To Our Operations With Which We May Be Unable To Comply.

We may not be able to comply with all current and future government regulations which are applicable to our business.  Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts.  Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.  Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2015. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. The fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our cash, cash equivalents and short-term investments on hand totaled approximately $144,380 at December 31, 2015.  To date, we have relied primarily upon cash from the private sale of equity securities to generate the working capital needed to finance our operations.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  We have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations. Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

Technological changes in Quantum Dots and end-user industries could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

The nanotechnology market is characterized by continually changing technology requiring improved and updated features.  Our failure to further refine and improve our technology and develop and introduce new products could cause our products to become uncompetitive, obsolete, or unpopular, which could reduce our market share and cause our revenues to decline.  The nanotechnology industry is rapidly evolving and competitive.  We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to effectively compete in the future. A variety of competing technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products.  Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of products.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never generated revenues and we have never been profitable. Prior to completing commercial production of the Quantum Dots, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the research and development of our Quantum Dot technologies and production processes, we will fail and you will lose your entire investment.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other companies.

Our director Dr. Kwanghyun Kim, is also a director of other companies (including industry related companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other quantum dot or quantum dot related companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit. Currently Dr. Kim, spends approximately 42 hours per week working on our Company.

If the use of any of our Quantum Dot products as developed harm people or the environment, we could be subject to costly and damaging product liability claims.

We may be exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of our Quantum Dot products. Side and/or environmental effects and other liability risks could give rise to viable product and environmental liability claims against us.  We have not yet obtained insurance coverage, and if we do so, we may not be able to maintain this insurance on acceptable terms.  Moreover, insurance may not provide adequate coverage against potential liabilities.  As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of Dr. Kwanghyun Kim, our President and Chief Executive Officer, and a Director and Dr. Dokyung Kim a Director of the Company. The loss of their services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We have employment agreements in place with our officers and our key employees, we do not have key person insurance covering our employees.

Our future success may be dependent upon our obtaining licenses and intellectual property rights and know-how and protecting these rights.

The key assets of the Company will be in its know-how and the expertise, capabilities and relationships brought to the Company by its management team. The Company may also research the obtaining of licenses and intellectual property rights of its QD manufacturing process and technology in the future. Currently the Company plans on not filing for any intellectual, property or patent rights on its products and methods, instead the Company will rely on the use of trade secrets and in the future confidentiality agreements to protect its manufacturing processes. In the future, the Company will develop its intellectual property portfolio and licensing rights; however, currently the Company has no patents pending for the production of its quantum dots.  As the business progresses, the Company plans to begin building out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights. No assurances can be given that the Company will be successful in building out a portfolio of owned and licensed intellectual property and in protecting these rights.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

The Company plans on relying on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We will seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We will seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants; currently no such agreements have been entered into with relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights and our business could be harmed.

Our future success depends upon our ability to compete in the market place.

The commercial quantum dot industry is relatively young and undeveloped, with a small number of competitors attempting to establish themselves in different segments employing one or more competitive strategies. Competition among these companies is based on product quality and performance characteristics, volume, price and continuing research, development and product improvements.  The Company believes that it is well positioned to compete in each of the aforementioned areas, each of which is more fully described under the Section titled “Description of the Business”. Generally, the Company is also subject to other competitive risks that early stage businesses experience, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than our Company.

Our products may not gain commercial or market acceptance, which would prevent us from achieving increased revenues and market share.

The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce products that compete favorably against other products on the basis of cost, quality, and performance;
•	any limitations or warnings on our products approved labeling;
•	the willingness of the target population to try our new technology and whether or not customers will accept our new technology;
•	our failure to develop and maintain successful relationships with distributors, project developers and other resellers, as well as strategic partners; and
•	the strength of marketing and distribution support and timing of market introduction.

If our products fail to gain market acceptance, we would be unable to realize revenues, gain or increase market share and achieve and sustain profitability.

We may become subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of not obtaining revenues.

We will conduct a substantial portion of our business outside the United States and plan to significantly increase our presence in other foreign countries.  Doing business outside the United States, subjects us to various risks, including changing economic and political and environmental conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation.  We have no control over most of these risks and may be unable to anticipate or adapt to changes in international economic and political and environmental conditions.  This may lead to sudden and unexpected increases in expenses.

Our Common Stock May Be Considered a “Penny Stock” And Be Subject To The “Penny Stock” Rules Of The Securities Exchange Commission.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Voting control of our Common Stock is possessed by Dr. Kwanghyun Kim. This concentration of ownership could discourage or prevent a potential takeover of ROID Group, Inc. that might otherwise result in your receiving a premium over the market price for your Common Stock.

The voting control of our Common Stock is possessed by Dr. Kwanghyun Kim, our President, Chief Executive Officer, Treasurer and Director, who was issued 6,000,000 shares of our Common Stock for a combination of $10,000 and services in the years 2013 and 2014 and he currently holds 3,700,000 shares of our Common Stock.  Holders of our Common Stock are entitled to one non-cumulative vote on all matters submitted to our stockholders. The result of this concentration of ownership and voting control is that Dr. Kwanghyun Kim has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your Common Stock.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

Because our officers and directors are located in a non-U.S. jurisdiction, you may have limited effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Our directors and officers are nationals and residents of the Republic of Korea (“South Korea”), and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the FINRA Over the Counter Bulletin Board or OTC Markets. We do not yet have a market maker who has agreed to file such an application. If for any reason our Common Stock is not quoted on the Over the Counter Bulletin Board, OTC Markets, or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our Common Stock and none may do so. There is no assurance that a market maker will file an application for quotation of our stock, or that such an application, if filed, will be accepted

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our offices are currently located at 10827 Cloverfield Pt. San Diego, CA 92131. Our telephone number is 858.365.1737. Our offices are provided to us at a cost of $800 per month on a month to month basis from our Secretary Myoungae Cha. We believe that these offices are adequate for our purposes. We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of March 31, 2016, there is no public market for our common stock.  We intend to contact an authorized OTC Markets market-maker for sponsorship of our securities on the OTC Markets.

The Company does not have a Stock Transfer Agent as of this filing, but will appoint one in the near future.

Record Holders

As of December 31, 2015, there were 8,575,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 27 holders of record.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
• a toll-free telephone number for inquiries on disciplinary actions;
• definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and,
• such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;
• the compensation of the broker-dealer and its salesperson in the transaction;
• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
• monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 30,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), and no shares of preferred stock.

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination

18

for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	December 31, 2015 $	December 31, 2014 $
Cash	144,380	226,099
Current Assets	245,123	387,920
Current Liabilities	10,286	20,428
Working Capital (Deficit)	234,837	367,492

Cash Flows

	December 31, 2015 $	December 31, 2014 $
Cash Flows from (used in) Operating Activities	(142,719)	(134,592)
Cash Flows from (used in) Investing Activities	61,000	(160,000)
Cash Flows from (used in) Financing Activities	-	425,000
Net Increase (decrease) in Cash During Period	(81,719)	130,408

Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Revenues

The Company’s revenues were $nil for the Year ended December 31, 2015 compared to $nil in 2014.

Cost of Revenues

The Company’s cost of revenues was $nil for the Year ended December 31, 2015 compared to $nil in 2014.

Gross Profit

For the Year ended December 31, 2015, the Company’s gross profit was $nil compared to $nil in 2014.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the Year ended December 31, 2015 and December 31, 2014, general and administrative expenses decreased to $134,496 from $152,990 in 2014 representing a decrease of $18,494 or 12%.  The $18,494 decrease is primarily attributable to decreases in administrative expenses of $18,096, and payroll expense of $3,062.

Other Income (Expense)

Other income (expense) consisted of $1841 gain on interest expense. Interest expense is primarily attributable to the accretion of the interest on loans for the Year Ended December 31, 2015, interest from notes payable, and related party.  For the Year Ended December 31, 2015, there was a $1,841 gain from interest income. There was a $1,824 gain on interest income in 2014.

Net Loss

Our net loss for the Year Ended December 31, 2015 was $(132,655) compared with a net loss of $(151,166) for the Year Ended December 31, 2014, a decrease of $18,511 or 12%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At December 31, 2015, the Company had total current assets of $245,123 compared to $387,920 at December 31, 2014.  Current assets consisted primarily of cash, and a note receivable. The decrease in current assets of $142,797 was primarily attributed to a decrease in cash of $81,719 and a decrease in a note receivable of $61,000.

At December 31, 2015, the Company had total current liabilities of $10,286 compared to $20,428 at December 31, 2014.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, payroll liabilities. The decrease in our current liabilities was attributed to the reduction in amounts owed to related party and the reduction in credit card payable.

We had positive working capital of $234,837 as of December 31, 2015 compared to $367,492 as of December 31, 2014, a decrease of $132,655 or 36%.

Cashflow from Operating Activities

20

During the Year Ended December 31, 2015, cash used in operating activities was $(142,719) compared to $(134,592) for the Year Ended December 31, 2014. The increase in the amounts of cash used for operating activities was primarily due to the increased expenditures in advertising and promotion expenses, commissions and consulting expenses.

Cashflow from Investing Activities

During the Year Ended December 31, 2015 cash used in investing activities was $61,000 compared to $(160,000) for the Year Ended December 31, 2014.

Cashflow from Financing Activities

During the Year Ended December 31, 2015, cash provided by financing activity was $nil compared to $425,000 provided during the Year Ended December 31, 2014.  The decrease in cash provided by financing activities is due to the Company receiving proceeds of $425,000 from sale of securities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and Development activities.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

21

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplemental Data

ROID GROUP, INC.

22

SBSeals & Bears,CPAs

Certified Public Accountants

PCAOB Registered Auditors

To the Board of Directors and Stockholders of

ROID Group, Inc.

We have audited the accompanying balance sheets of ROID Group, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015.  ROID Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROID Group, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 7, 2016

ROID GROUP, INC. BALANCE SHEETS (EXPRESSED IN US DOLLARS)

	December 31,
	2015	2014
Assets
Current Assets
Cash and bank deposit	$144,380	$226,099
Accrued interest	1,743	1,821
Loan receivable	99,000	160,000

Total Assets	$245,123	$387,920

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$8,600	$3,900
Credit card payable	-	2,346
Payroll liabilities	1,686	1,706
Due to related party	-	12,476
Total Liabilities	10,286	20,428

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of December 31,2015 and 2014	85,750	85,750
Additional paid-in capital	489,250	489,250
Accumulated deficit	(340,163)	(207,508)
Total Shareholders' Equity	234,837	367,492
Total Liabilities and Shareholders' Equity	$245,123	$387,920

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC. STATEMENTS OF OPERATIONS (EXPRESSED IN US DOLLARS) For the years ended December 31, 2015 and 2014
	Year ended December 31,
	2015	2014

Revenue	$-	$-

Selling, General and administrative expenses
Professional fees	20,760	18,096
Payroll expenses	97,627	100,689
Administrative expense	6,509	24,605
Consulting expense	-	-
Management fee	-	-
Rent expense	9,600	9,600
Total expenses	134,496	152,990

Other income (loss)
Interest income	1,841	1,824
Total other income	1,841	1,824

Net operating loss	$(132,655)	$(151,166)

Net loss per share	$(0.02)	$(0.02)
Weighted Average Shares Outstanding	8,575,000	8,165,959

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC. Statements of Stockholders' Equity For the years ended December 31, 2015 and 2014 (Expressed in US Dollars)

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated	Total

Balance – December 31, 2013	6,450,000	64,500	85,500	(56,342)	93,658

Issuance of common stock at $0.20 per share for cash	2,125,000	21,250	403,750		425,000

Net loss for the year ended December 31, 2014				(151,166)	(151,166)

Balance – December 31, 2014	8,575,000	85,750	489,250	(207,508)	367,492

Net loss for the year ended December 31, 2015				(132,655)	(132,655)

Balance – December 31, 2013	8,575,000	$85,750	$489,250	($340,163)	$234,837

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC. STATEMENTS OF CASH FLOWS (EXPRESSED IN US DOLLARS) For the years ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(132,655)	$(151,166)
Adjustments to reconcile net loss cash used in
operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Accrued interest	78	(1,821)
Accounts payable and accrued liabilities	4,700	3,400
Credit card payable	(2,346)	2,346
Due to related party	(12,476)	10,943
Payroll liabilities	(20)	1,706
Net cash used in operating activities	(142,719)	(134,592)

Investing activities
Loan receivable	61,000	(160,000)
Net cash used by investment activities	61,000	(160,000)

Financing activities

Proceeds from stock issuance	-	425,000
Net cash provided from financing activities	-	425,000

Net cash increase	(81,719)	130,408
Beginning cash balance	226,099	95,691
Ending cash balance	$144,380	$226,099

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC.

Consolidated Notes to Financial Statements

December 31, 2015 and 2014

1.

Nature of Business and Continuance of Operations

ROID Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2013. The Company is in the development stage as defined under Accounting Codification Standard (“ASC”) 915, “Development Stage Entities”, and its efforts were primarily devoted to the establishment and start up of its business.

ROID Group, Inc., plans to market and sell quantum dot (QD) materials for bio-imaging, based on its own QD technology that differentiates it from other competitive companies like Nanosys Inc.’s QD, in the U.S.A. Our QD materials for bio-imaging have already been developed in Korea on a lab scale. Our QD materials will be manufactured in South Korea. ROID Group, Inc. will also provide financing for the QD production & marketing.  Lastly, ROID Group, Inc., will consult with Korean companies which are ready to do business in U.S.A and for world-wide market.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through December 31, 2015, the Company has incurred accumulated losses totalling $340,163. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, and related party payables. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

e)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2015 and 2014, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

f)

Income Taxes

The Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

g)

Recent Accounting Pronouncements

Jumpstart Our Business Startups Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”.  This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

The Company rents office from related party. Rental is $800 per month and month to month basis. Total rental is $9,600 for the year ended December 31, 2015 ($9,600 for the year ended December 31, 2014).

b)

The Company paid salary of $90,000 for year ended December 31, 2015 (93,000 for the year ended December 31, 2014) for two officers.

c)

As of December 31, 2015, the company owed a director of the Company $nil ($12,476 as of December 31, 2014) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specific repayment terms.

4.

Loan receivable

On April 1, May 1, and July 1, 2014, the Company entered loan agreement of $50,000, $50,000 and $60,000 with related party.

Interest rate is 2% per annum and maturity date is March 24, 2015. On January 8, 2015, the Company got paid all outstanding balance of $160,000 and accrued interest of $1,919.

On August 18, 2015, the Company entered loan agreement of $250,000 with related party. Interest rate is 2.5% and maturity is August 18, 2016. On November 6, 2015, the Company got paid $151,000. As of December 31, 2015, $99,000 is outstanding. As of December 31, 2015, accrued interest of $1,743 was recorded.

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

On January 31, 2014, the Company issued 675,000 shares for $135,000.

On March 31, 2014, the Company issued 1,450,000 shares for $290,000.

As of December 31, 2015, the Company has issued and outstanding 8,575,000 common shares.

6.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2015	2014

Income tax benefit computed at the statutory rate	$ 59,695	$ 68,023
Change in valuation allowance	(59,695)	(68,023)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2015	2014
Deferred income tax assets
Net operating losses	$ 153,073	$ 93,377
Valuation allowance	(153,073)	(93,377)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $340,163 which expire commencing in 2035.

7.

Subsequent Events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued. The Company determined that it has no reportable subsequent events.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

?

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

?

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

?

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

Part III

Item 10.  Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officers:

Name and Address of Executive Officer and/or Director	Age	Position	Date of Appointment
Dr. Kwanghyun Kim	49	President, CEO, CFO, Treasurer, and Director	December 4, 2013
Dr. Dokyung Kim	45	Director	December 10, 2013

Dr. Kwanghyun Kim has held the offices/positions since the inception of the Company and Dr. Dokyung Kim, was appointed on December 10, 2013, to his respective office/positions, both are expected to hold said offices/positions until the next annual meeting of the stockholders. The persons named above are the company’s only officers, directors, promoters and control persons.

Background and Business Experience

Dr. Kwanghyun Kim, age 49 – Dr. Kim, has been our Officer and Director since February 4, 2013, where he is responsible for our research operations as well as the marketing of our products. Before that he was a visiting professor at the Konyang University in the Department of Industry, and had been a visiting professor there since, 2012. As a visiting professor, Dr. Kim, lectured classes in Nuclear and Quantum Engineering, his other responsibilities as a visiting professor included conducting his research on Quantum Dots and related technology for the University. He has also been a visiting professor, full time lecturer, assistant professor and professor at multiple universities since 2006, including the Basic Atomic Energy Research Institute (2009 – 2012), Chosun University (2009-2012), and Joonwon University (2010-2011).  Dr. Kim, has also been managing and directing companies and research centers for over a decade. He received his doctorate degree in Nuclear and Quantum Engineering, in 2004. His, experience as a professor, visiting professorships, lecturer, director of research and development and as a researcher stand for his commitment to his academic field, as well as understanding science and technology. Dr. Kim is also currently, the President and Director of RadTek, Inc., an OTC public company.  His working history and his dedicated enthusiasm to his career made him a logical choice as our Director, and President.

Dr. Dokyung Kim, age 45–Dr. Kim, has a doctorate degree of Nano-Technology and he is currently and has been a visiting professor since 2005 at the Royal Institute of Technology, in Sweden. He is also currently a professor in the field of Nano-medicine at the University of Konyang in South Korea, where he also does research on Quantum Dots. Dr. Kim, is a significantly important asset to us because, his research and knowledge in the field of Quantum Dots is key to our technology and our ability to stay on the cutting edge of this field.  His ability to research and analyze the Quantum Dot theories will help our Company be able to solve the major issues that are currently present in the field of Quantum Dots. Therefore, our Board of Directors was very pleased to be able to add Dr. Kim, as a Director to our Company.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board.  The Board of Directors has no nominating, auditing or compensation committees.

Identification of Significant Employees

Dr. Kwanghyun Kim is an officer and director of the Company who serves on a full-time basis. Dr. Dokyung Kim, who is a Director of the Company. Other than our officers and directors, we currently have two (2) employees. None of the employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

Item 11.  Executive Compensation

Currently, Dr. Kwanghyun Kim, and Myoungae Cha our officers, receive compensation for their services from our business operations. The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Kwanghyun Kim, CEO	2015	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
	2014	$60,000	$3,000	Nil	Nil	Nil	Nil	Nil	$63,000
Myoungae Cha, Secretary	2015	$30,000	Nil	Nil	Nil	Nil	Nil	Nil	$30,000
	2014	$22,500	Nil	Nil	Nil	Nil	Nil	Nil	$22,500

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Kwanghyun Kim	-	-	-	-	-	-	-	-	-
Myoungae Cha	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2015 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Dr. Kwanghyun Kim, CEO, Director 10827 Cloverfield Pt. San Diego, CA 92131	Common Stock	3,700,000	43.15%
Myoungae Cha, Secretary 10827 Cloverfield Pt. San Diego, CA 92131	Common Stock	-0-	0%
Dr. Dokyung Kim, Director 10827 Cloverfield Pt. San Diego, CA 92131	Common Stock	2,000,000	23.32%
Officers and/or Directors as a Group		5,700,000	66.47%

1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

2)

Based on 8,575,000 issued and outstanding shares of common stock as of December 31, 2015.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Dr. Dokyung Kim is an independent director because he is not an executive officer of the Company.

Related Party Transactions

The Company rents office from related party. Rental is $800 per month and month to month basis. Total rental is $9,600 for the year ended December 31, 2015 ($9,600 for the year ended December 31, 2014).

The Company paid salary of $90,000 for year ended December 31, 2015 (93,000 for the year ended December 31, 2014) for two officers.

As of December 31, 2015, the company owed a director of the Company $nil ($12,476 as of December 31, 2014) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specific repayment terms.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.  Principal Accounting Fees and Services

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$10,000	$--
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$10,000	$--

Audit Fees

During the fiscal years ended December 31, 2015, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2015.

During the fiscal year ended December 31, 2014, we incurred approximately $-- in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014, for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015, and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.
10.01	Loan Agreement by and between the Company and RadTek, dated April 1, 2014.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1.
10.02	Loan Agreement by and between the Company and RadTek, dated May 1, 2014.	Filed with the SEC on February 3, 2015 as part of the Company’s Registration Statement on Form S-1..
10.03	Employment Agreement by and between the Company and Dr. Kwanghyun Kim, dated December 10, 2013.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.
10.04	Employment Agreement by and between the Company and Myoungae Cha, dated January 1, 2014.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.
10.05	Employment Agreement by and between the Company and Jeahyung Cho, dated April 1, 2015.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.
10.06	Employment Agreement by and between the Company and Jun-Young Yang, dated April 1, 2015.	Filed with the SEC on May 26, 2015 as part of the Company’s Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2016

Roid Group, Inc.

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, CFO, Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

April 14, 2016

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: Director

/s/ Dr. Dokyung Kim

By: Dr. Dokyung Kim

Its: Director

27