Form 10-Q
period 2016-03-31
ROID GROUP, INC.
filed 2016-05-23
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [   ]  No [X]

As of May 11, 2016, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," “ROID,” "our," "us," the "Company," refers to ROID Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2016 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

ROID GROUP, INC. BALANCE SHEETS (EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and bank deposit	$119,144	$144,380
Accrued interest	2,360	1,743
Loan receivable	99,000	99,000

Total Assets	$220,504	$245,123

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$16,000	$8,600
Credit card payable	-	-
Payroll liabilities	1,779	1,686
Due to related party	-	-
Total Liabilities	17,779	10,286

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of December 31,2015 and 2014	85,750	85,750
Additional paid-in capital	489,250	489,250
Accumulated deficit	(372,275)	(340,163.00)
Total Shareholders' Equity	202,725	234,837
Total Liabilities and Shareholders' Equity	$220,504	$245,123

The accompanying condensed notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS (Unaudited) (EXPRESSED IN US DOLLARS) For the three months ended March 31, 2016 and 2015
	Three Months ended March 31,
	2016	2015

Revenue	$-	$-

Selling, General and administrative expenses
Professional fees	5,000	5,000
Payroll expenses	25,215	24,963
Administrative expense	114	2,109
Consulting expense	-	-
Management fee	-	-
Rent expense	2,400	2,400
Total expenses	32,729	34,472

Other income (loss)
Interest income	617	98
Total other income	617	98

Net operating losss	$(32,112)	$(34,374)

Net loss per share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	8,575,000	8,575,000

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited) (EXPRESSED IN US DOLLARS) For the three months ended March 31, 2016 and 2015

	Three Months ended March 31,
	2016	2015

Cash flows from operating activites
Net loss	$(32,112)	$(34,374)
Adjustments to reconcile net loss cash used in
operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Accrued interest	(617)	1,821
Accounts payable and accrued laibilities	7,400	-
Credit card payable	-	(2,346)
Due to related party	-	(12,476)
Payroll liabilities	93	50
Net cash used in operating activities	(25,236)	(47,325)

Investing activities
Loan receivable	-	160,000
Net cash used by investment activities	-	160,000

Financing activities

Proceeds from stock issuance	-	-
Net cash provided from financing activities	-	-

Net cash increase	(25,236)	112,675
Beginning cash balance	144,380	226,099
Ending cash balance	$119,144	$338,774

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Notes to the Financial Statements

March 31, 2016 (Unaudited)

(Expressed in US Dollars)

1.

Nature of Business and Continuance of Operations

ROID Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2013. The company is the process of implementing its business plan, and its efforts were primarily devoted to the establishment and startup of its business.

ROID Group, Inc. plan to do mainly marketing of quantum dot (QD) materials for bio-imaging based on unique technology compared to other completive company like Nanosys Inc’s QD, in U.S.A., the QD materials for bio-imaging has been already developed in Korea as a lab scale product. It means the production of the QD materials will be in Korea. ROID Group, Inc. will also do financing for the QD production & marketing. Besides, ROID Group, Inc. will do consulting Korean companies which are ready to do business in U.S.A and for world-wide market.

2.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2015. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K filed on April 14, 2016, with the SEC.

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

3.

Related Party Transactions

a)

The Company rents office from related party. Rental is $800 per month and month to month basis. Total rental is $2,400 and $2,400 for the three months ended March 31, 2016 and 2015, respectively.

b)

The Company paid salary of $22,500 and $22,500 for three months ended March 31, 2016 and 2015 for two officers, respectively.

4.

Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with related party. Interest rate is 2.5% and maturity is August 18, 2016. On November 6, 2015, the Company got paid $151,000. As of

March 31, 2016 and December 31, 2015, $99,000 is outstanding. As of March 31, 2016, accrued interest of $2,360 ($1,743 as of December 31, 2015) was recorded.

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

On January 31, 2014, the Company issued 675,000 shares for $135,000.

On March 31, 2014, the Company issued 1,450,000 shares for $290,000.

As of March 31, 2016, the Company has issued and outstanding 8,575,000 common shares.

6.

Subsequent events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued and did not have any material recognizable subsequent events after March 31, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2016 $	December 31, 2015 $
Current Assets	220,504	245,123
Current Liabilities	17,779	10,286
Working Capital (Deficit)	202,725	234,837

Cash Flows

	March 31, 2016 $	March 31, 2015 $
Cash Flows used in Operating Activities	(25,236)	(47,325)
Cash Flows provided by Financing Activities	-	-
Cash Flows used in Investing Activities	-	(160,000)
Net Increase (decrease) in Cash During Period	(25,236)	112,675

Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Operating Revenues

The Company’s revenues were $nil for the three months ended March 31, 2016 compared to $nil for the same period in 2015.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended March 31, 2016 compared to $nil for the same period in 2015.

Gross Profit

For the three months ended March 31, 2016, the Company’s gross profit was $nil compared to $nil for the same period in 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the three months ended March 31, 2016 and March 31, 2015, general and administrative expenses decreased to $32,729 from $34,472 for the same period in 2015 representing a decrease of $1,743 or 5%.  The $1,743 decrease is primarily attributable to a decrease of $1,995 in administrative fees net of an increase of $252 in payroll expenses.

Other Income (Expense)

Other income (expense) consisted of no gain or loss on interest expense. Interest expense is primarily attributable to the accretion of the interest on loans for the three months ended March 31, 2016, interest from notes payable, and related party.  For the three months ended March 31, 2016, there was a $617 gain from interest income. There was a $98 gain on interest income for the same period in 2015.

Net Income (loss)

Our net loss for the three months ended March 31, 2016, was $(32,112) compared with net loss of $34,374 for the three months ended March 31, 2015, a decrease of $2,262 or 7%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2016, the Company had total current assets of $220,504 compared to $245,123 at December 31, 2015.  Current assets consisted primarily of cash, and a note receivable. The decrease in current assets $24,619 were primarily attributed to a decrease in cash of $25,236 and an increase in a accrued interest of $617.

At March 31, 2016, the Company had total current liabilities of $17,779 compared to $10,286 at December 31, 2015.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, payroll liabilities. The decrease in our current liabilities was attributed to the reduction in amounts owed to related party and the reduction in credit card payable.

We had positive working capital of $202,725 as of March 31, 2016 compared to $234,837 as of December 31, 2015, a decrease of $32,112 or 14%.

Cashflow from Operating Activities

During the three months ended March 31, 2016, cash used in operating activities was $(25,236) compared to $(47,325) for the three months ended March 31, 2015. The decrease in the amounts of cash used for operating activities was primarily due to the decreased expenditures in credit cards, and amounts due to a related party.

Cashflow from Investing Activities

During the three months ended March 31, 2016 cash used in investing activities was $nil compared to $(160,000) for the three months ended March 31, 2015.

Cashflow from Financing Activities

During the three months ended March 31, 2016, cash provided by financing activity was $nil compared to $nil provided during the three months ended March 31, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Dated: May 20, 2016

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 20, 2016

/s/ Dr. Kwanghyun Kim

Dr. Kwanghyun Kim – Director

Dated: May 20, 2016

/s/ Dr. Dokyung Kim

Dr. Dokyung Kim – Director