Form 10-Q
period 2016-06-30
ROID GROUP, INC.
filed 2016-08-22
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [   ]  No [X]

As of August 19, 2016, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2016 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

ROID GROUP, INC. BALANCE SHEETS (EXPRESSED IN US DOLLARS)
	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$85,964	$144,380
Accrued interest	2,977	1,743
Prepaid Expense	850	-
Loan receivable	99,000	99,000

Total Assets	$188,791	$245,123

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$30,400	$8,600
Payroll liabilities	1,679	1,686

Total Liabilities	32,079	10,286

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of June 30, 2016 and December 31, 2015	85,750	85,750
Additional paid-in capital	489,250	489,250
Accumulated deficit	(418,288)	(340,163)
Total Shareholders' Equity	156,712	234,837
Total Liabilities and Shareholders' Equity	$188,791	$245,123

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited) (EXPRESSED IN US DOLLARS) For three months and six months ended June 30, 2016 and 2015
	Three Month ended				Six Month ended
	June 30, 2016		June 30, 2015		June 30, 2016	June 30, 2015

Revenue		$-	$		$-	$-

Selling, General and administrative expenses
Professional fees		5,500		1,500	10,500	6,500
Payroll expenses		24,221		24,221	49,436	49,185
Administrative expense		2,009		3,228	2,123	5,336
Transfer agent fee		12,500			12,500	-
Rent expense		2,400		2,400	4,800	4,800
Total expenses		46,630		31,349	79,359	65,821

Other income (loss)
Interest income		617		-	1,234	98
Total other income		617		-	1,234	98

Net operating losss		$(46,013)		$(31,349)	$(78,125)	$(65,723)

Net loss per share	$		$		$(0.01)	$(0.01)
Weighted Average Shares Outstanding		8,575,000		8,575,000	8,575,000	8,575,000

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited) (EXPRESSED IN US DOLLARS) For six months ended June 30, 2016 and 2015
	Six Month ended
	June 30, 2016	June 30, 2015

Cash flows from operating activites
Net loss	$(78,125)	$(65,723)
Adjustments to reconcile net loss cash used in
operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Prepaid expense	(850)
Accrued interest	(1,234)	1,821
Accounts payable and accrued laibilities	21,800	(3,100)
Credit card payable	-	(2,346)
Due to related party	-	(12,476)
Payroll liabilities	(7)	(20)
Net cash used in operating activities	(58,416)	(81,844)

Investing activities
Loan receivable	-	160,000
Net cash provided by (used in) investment activities	-	160,000

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities	-	-

Net cash increase	(58,416)	78,156
Beginning cash balance	144,380	226,099
Ending cash balance	$85,964	$304,255

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

3.

Related Party Transactions

a)

The Company rents office from related party. Rental is $800 per month and month to month basis. Total rental is $2,400 and $2,400 for the six months ended June 30, 2016 and 2015, respectively.

b)

The Company paid salary of $45,000 and $45,000 for six months ended June 30, 2016 and 2015 for two officers, respectively.

4.

Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with related party. Interest rate is 2.5% and maturity is August 18, 2016. On November 6, 2015, the Company got paid $151,000. As of June 30, 2016 and December 31, 2015, $99,000 is outstanding. As of June 30, 2016, accrued interest of $2,360 ($1,743 as of December 31, 2015) was recorded.

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

As of June 30, 2016, the Company has issued and outstanding 8,575,000 common shares.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2016	December 31, 2015
Current Assets	$ 188,791	$ 245,123
Current Liabilities	32,079	10,286
Working Capital (Deficit)	156,712	234,837

Cash Flows

	June 30, 2016	June 30, 2015
Cash Flows used in Operating Activities	$ (58,416)	$ (81,844)
Cash Flows provided by Financing Activities	-	-
Cash Flows used in Investing Activities	-	160,000
Net Increase (decrease) in Cash During Period	(58,416)	78,156

Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Operating Revenues

The Company’s revenues were $nil for the three months ended June 30, 2016 compared to $nil for the same period in 2015.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended June 30, 2016 compared to $nil for the same period in 2015.

Gross Profit

For the three months ended June 30, 2016, the Company’s gross profit was $nil compared to $nil for the same period in 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the three months ended June 30, 2016 and June 30, 2015, general and administrative expenses increased to $46,630 from $31,349 for the same period in 2015 representing an increase of $15,281 or 49%.  The $15,281 increase is primarily attributable to an increase of $12,500 in transfer agent fees and increase to $5,500 in professional fees.

Other Income (Expense)

Other income (expense) consisted of no gain or loss on interest expense. Interest expense is primarily attributable to the accretion of the interest on loans for the three months ended June 30, 2016, interest from notes payable, and related party.  For the three months ended June 30, 2016, there was a $617 gain from interest income. There was a $0 gain on interest income for the same period in 2015.

Net Income (loss)

Our net loss for the three months ended June 30, 2016, was $(46,013) compared with net loss of $(31,349) for the three months ended June 30, 2015, an increase of $15,281 or 49%. The net loss is influenced by the matters discussed above.

Results for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Operating Revenues

The Company’s revenues were $nil for the six months ended June 30, 2016 compared to $nil for the same period in 2015.

Cost of Revenues

The Company’s cost of revenues was $nil for the six months ended June 30, 2016 compared to $nil for the same period in 2015.

Gross Profit

For the six months ended June 30, 2016, the Company’s gross profit was $nil compared to $nil for the same period in 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the six months ended June 30, 2016 and June 30, 2015, general and administrative expenses increased to $78,125 from $65,723 for the same period in 2015 representing an increase of $12,402 or 19%.  The $12,402 increase is primarily attributable to an increase of $12,500 in transfer agent fees.

Other Income (Expense)

Other income (expense) consisted of no gain or loss on interest expense. Interest expense is primarily attributable to the accretion of the interest on loans for the six months ended June 30, 2016, interest from notes payable, and related party.  For the six months ended June 30, 2016, there was a $1,234 gain from interest income. There was a $98 gain on interest income for the same period in 2015.

Net Income (loss)

Our net loss for the six months ended June 30, 2016, was $(78,125) compared with net loss of $(65,723) for the six months ended June 30, 2015, an increase of $12,402 or 19%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2016, the Company had total current assets of $188,791 compared to $245,123 at December 31, 2015.  Current assets consisted primarily of cash, and a loan receivable. The decrease in current assets $56,332 were primarily attributed to a decrease in cash of $58,416 and an increase in a accrued interest of $1,234.

At June 30, 2016, the Company had total current liabilities of $32,079 compared to $10,286 at December 31, 2015.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, payroll liabilities. The decrease in our current liabilities was attributed to the reduction in amounts owed to related party and the reduction in credit card payable.

We had positive working capital of $156,712 as of June 30, 2016 compared to $234,837 as of December 31, 2015, a decrease of $78,125 or 33%.

Cashflow from Operating Activities

During the six months ended June 30, 2016, cash used in operating activities was $(58,416) compared to $(81,844) for the six months ended June 30, 2015. The increase in the amounts of cash used for operating activities was primarily due to the increased expenditures in accounts payable and accrued liabilities.

Cashflow from Investing Activities

During the six months ended June 30, 2016 cash provided by investing activities was $nil compared to $160,000 for the six months ended June 30, 2015.

Cashflow from Financing Activities

During the six months ended June 30, 2016, cash provided by financing activity was $nil compared to $nil provided during the six months ended June 30, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Dated: August 22, 2016

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 22, 2016

/s/ Dr. Kwanghyun Kim

Dr. Kwanghyun Kim – Director

Dated: August 22, 2016

/s/ Dr. Dokyung Kim

Dr. Dokyung Kim – Director