Form 10-K
period 2016-12-31
ROID GROUP, INC.
filed 2017-07-27
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2016

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

Yes [  ]    No [X]

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

Yes [   ]    No [X]

As of June 30, 2016, the registrant had 8,575,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of July 17, 2017 was 8,575,000 shares of its $.01 par value common stock.

Documents incorporated by reference:  None

ROID GROUP, INC.

TABLE OF CONTENTS

Part I

        Page No.

Item 1.

Business

5

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

18

Item 2.

Properties

18

Item 3.

Legal Proceedings

18

Item 4.

Mine Safety Disclosures

19

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

21

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

22

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

24

Item 8.

Financial Statements and Supplementary Data

25

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

36

Item 9A.

Controls and Procedures

36

Item 9B.

Other Information

37

Part III

Item 10.

Directors and Executive Officers

38

Item 11.

Executive Compensation

41

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

43

Item 13.

Certain Relationships and Related Transactions

43

Item 14.

Principal Accounting Fees and Services

44

Part IV

Item 15.

Exhibits

46

Signatures

47

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

As discussed in the Notes to Financial Statements included in this Annual Report for the year ended December 31, 2016, we had no revenue and had negative cash flow of approximately $102,402 for the year ended December 31, 2016. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from December 4, 2013 (commencement of operations) to December 31, 2016. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

During the 1st year, we will manufacture QDs for bio-imaging applications, then once we become more established, we will expand our QD production into other applications of the QD that are currently not in as high demand as the bio-imaging applications. During our first year, we will mostly be focusing on setting up our small-scale manufacturing factory for Bio-imaging QD applications. In the following years, we will concentrate on expanding our production to sell our Core/Shells to more users.

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

Competition

Existing companies in the QD market are currently facing the absence of a mass production technique and without that mass production technique they cannot satisfy the needs of today’s market. Thus, many of our competitors’ market strategies are to sell small amounts of QDs at extremely high prices. Our notable competitive strengths are that we have a mass production technique, have influential QD scientists on our board of directors, and can produce our QDs at a lower cost. Thus, we should be able to fulfill a large portion of the consumers demand for QDs.

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

Our cash, cash equivalents and short-term investments on hand totaled approximately $26,978 at December 31, 2016.  To date, we have relied primarily upon cash from the private sale of equity securities to generate the working capital needed to finance our operations.

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

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the FINRA Over the Counter Bulletin Board or OTC Markets. We do not yet have a market maker who has agreed to file such an application. If for any reason our Common Stock is not quoted on the Over the Counter Bulletin Board, OTC Markets, or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our Common Stock and none may do so. There is no assurance that a market maker will file an application for quotation of our stock, or that such an application, if filed, will be accepted.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of July 25, 2017, there is no public market for our common stock.  We intend to contact an authorized OTC Markets market-maker for sponsorship of our securities on the OTC Markets.

The Company does not have a Stock Transfer Agent as of this filing, but will appoint one in the near future.

Record Holders

As of December 31, 2016, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding and were owned by approximately 27 holders of record.

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

Description of Registrant’s Securities

We have authorized capital stock consisting of 30,000,000 shares of common stock, $0.01 par value per share (“Common Stock”), and no shares of preferred stock.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2016.

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

Working Capital

	December 31, 2016 $	December 31, 2015 $
Cash	26,978	144,380
Current Assets	150,086	245,123
Current Liabilities	8,639	10,286
Working Capital (Deficit)	141,447	234,837

Cash Flows

	December 31, 2016 $	December 31, 2015 $
Cash Flows from (used in) Operating Activities	(102,402)	(142,719)
Cash Flows from (used in) Investing Activities	(15,000)	61,000
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	(117,402)	(81,719)

Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Revenues

The Company’s revenues were $nil for the Year ended December 31, 2016 compared to $nil in 2015.

Cost of Revenues

The Company’s cost of revenues was $nil for the Year ended December 31, 2016 compared to $nil in 2015.

Gross Profit

For the Year ended December 31, 2016, the Company’s gross profit was $nil compared to $nil in 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the Year ended December 31, 2016 and December 31, 2015, general and administrative expenses decreased to $95,969 from $134,496 in 2015 representing a decrease of $38,527 or 29%.  The $38,527 decrease is primarily attributable to decreases in payroll expense of $48,190, and professional fees of $2,760.

Other Income (Expense)

Other income (expense) consisted of $2,579 interest income Interest Income is primarily attributable to the accretion of the interest on loan receivable from related party for the Year Ended December 31, 2016.  There was a $1,841 gain on interest income for the year ending December 31, 2015.

Net Loss

Our net loss for the Year Ended December 31, 2016 was $(93,390) compared with a net loss of $(132,655) for the Year Ended December 31, 2015, a decrease of $39,265 or 30%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At December 31, 2016, the Company had total current assets of $150,086 compared to $245,123 at December 31, 2015.  Current assets consisted primarily of cash, and a note receivable. The decrease in current assets of $95,037 was primarily attributed to a decrease in cash of $177,402 and an increase in a note receivable of $15,000.

At December 31, 2016, the Company had total current liabilities of $8,639 compared to $10,286 at December 31, 2015.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, due to related party. The decrease in our current liabilities was attributed to the reduction in amounts owed to related party and the reduction in payroll liabilities.

We had positive working capital of $141,447 as of December 31, 2016 compared to $234,837 as of December 31, 2015, a decrease of $93,390 or 40%.

Cashflow from Operating Activities

During the Year Ended December 31, 2016, cash used in operating activities was $(102,402) compared to $(142,719) for the Year Ended December 31, 2015. The decrease in the amounts of cash used for operating activities was primarily due to the decreased net loss, increased other receivable of $4,786 and decreased due to related party of $9,676.

Cashflow from Investing Activities

During the Year Ended December 31, 2016, cash used in investing activities was $(15,000) compared to 61,000 for the Year Ended December 31, 2015.

Cashflow from Financing Activities

During the Year Ended December 31, 2016, cash provided by financing activity was $nil compared to $nil provided during the Year Ended December 31, 2015.

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

ROID GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ROID GROUP, Inc.

We have audited the accompanying balance sheet of ROID GROUP, Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. ROID GROUP, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROID GROUP, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

July 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ROID Group, Inc.

We have audited the accompanying balance sheet of ROID Group, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015.  ROID Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROID Group, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 7, 2016

ROID GROUP, INC.
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31, 2016	December 31, 2015
	(Audited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$26,978	$144,380
Accrued interest	4,322	1,743
Loan receivable from related party	114,000	99,000
Other receivable	4,786	-
Total Assets	$150,086	$245,123

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$5,755	$3,000
Payroll liabilities	84	1,686
Due to Related party	2,800	5,600
Total Liabilities	8,639	10,286

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of December 31, 2016, and 2015	85,750	85,750
Additional paid-in capital	489,250	489,250
Accumulated deficit	(433,553)	(340,163)
Total Shareholders' Equity	141,447	234,837
Total Liabilities and Shareholders' Equity	$150,086	$245,123

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC.
STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
For years ended December 31, 2016 and 2015

	years ended
	December 31, 2016	December 31, 2015

Revenue	$-	$

Selling, General and administrative expenses
Professional fees	18,000		20,760
Payroll expenses	49,437		97,627
Administrative expense	4,652		6,509
Transfer agent fee	14,280		-
Rent expense	9,600		9,600
Total operating expenses	95,969		134,496

Other income (loss)
Interest income	2,579		1,841
Total other income	2,579		1,841

Net loss	$(93,390)		$(132,655)

Net loss per share	$(0.01)		$(0.02)
Weighted Average Shares Outstanding	8,575,000		8,575,000

The accompanying notes are an integral part of these financial statements.

ROID Group, Inc.
Statements of Stockholders' Equity
For the years ended December 31, 2016 and 2015
(Expressed in US Dollars)

			Additional
	Common		Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance – December 31, 2014	8,575,000	85,750	489,250	(207,508)	367,492

Net loss for the year ended December 31, 2015				(132,655)	(132,655)

Balance – December 31, 2015	8,575,000	85,750	489,250	($340,163)	$234,837

Net loss for the year ended December 31, 2016				(93,390)	(93,390)

Balance – December 31, 2016	8,575,000	$85,750	$489,250	($433,553)	$141,447

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC.
STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
For years ended December 31, 2016 and 2015

	years ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities
Net loss	$(93,390)	$(132,655)
Adjustments to reconcile net loss cash used in
operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Accrued interest	(2,579)	78
Other receivable	(4,786)	-
Accounts payable and accrued liabilities	2,755	4,700
Credit card payable	-	(2,346)
Due to related party	(2,800)	(12,476)
Payroll liabilities	(1,602)	(20)
Net cash used in operating activities	(102,402)	(142,719)

Investing activities
Loan receivable	(15,000)	61,000
Net cash provided by (used in) investment activities	(15,000)	61,000

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities

Net cash increase	(117,402)	(81,719)
Beginning cash balance	144,380	226,099
Ending cash balance	$26,978	$144,380

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC.

Consolidated Notes to Financial Statements

December 31, 2016 and 2015

1.

Nature of Business and Continuance of Operations

ROID Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2013. The company is the process of implementing its business plan, and its efforts were primarily devoted to the establishment and start up of its business.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through December 31, 2016, the Company has incurred accumulated losses totalling $433,553. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies (continued)

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

e)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2016 and 2015, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.

Related Party Transactions

a)

The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $9,600 for the year ended December 31, 2016 ($9,600 for the year ended December 31, 2015). As of December 31, 2016, and 2015, outstanding rentals were $2,800 and $5,600, respectively.

b)

The Company paid salary of $45,000 for year ended December 31, 2016 (90,000 for the year ended December 31, 2015) for two officers. On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. On May 17, 2017, the Company cancelled payroll for April, May and June 2016.

4.

Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with ADQD, Inc., a related party. Dr. Kim, an officer of the Company, is an officer of ADQD, Inc. too. Interest rate is 2.5% and maturity was August 18, 2016. On August 13, 2016, the Company agreed to extend maturity to August 18, 2017. On November 6, 2015, the Company got paid $151,000. As of December 31, 2016, and December 31, 2015, $99,000 is outstanding. As of December 31, 2016, accrued interest of $4,225 ($1,743 as of December 31, 2015) was recorded.

On September 28, 2016, the Company entered loan agreement of 15,000 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc. too. Interest rate is 2.5% and maturity is September 29, 2017. On as of December 31, 2016, $15,000 is outstanding. As of December 31, 2016, accrued interest of $97 was recorded.

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

As of December 31, 2016, the Company has issued and outstanding 8,575,000 common shares.

6.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2016	2015

Income tax benefit computed at the statutory rate	$ 42,026	$ 59,695
Change in valuation allowance	(42,026)	(59,695)

Provision for income taxes	$ –	$ –

6.

Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2016	2015
Deferred income tax assets
Net operating losses	$ 195,099	$ 153,073
Valuation allowance	(195,099)	(153,073)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carry forwards of $433,553 which expire commencing in 2035.

7.

Subsequent Events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued. On May 17, 2017, the Company decided to cancel the payment of the payroll of officers for the months of April, May and June 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of December 31, 2016.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

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

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dr. Dokyung Kim, age 45 – Dr. Kim, has a doctorate degree of Nano-Technology and he is currently and has been a visiting professor since 2005 at the Royal Institute of Technology, in Sweden. He is also currently a professor in the field of Nano-medicine at the University of Konyang in South Korea, where he also does research on Quantum Dots. Dr. Kim, is a significantly important asset to us because, his research and knowledge in the field of Quantum Dots is key to our technology and our ability to stay on the cutting edge of this field.  His ability to research and analyze the Quantum Dot theories will help our Company be able to solve the major issues that are currently present in the field of Quantum Dots. Therefore, our Board of Directors was very pleased to be able to add Dr. Kim, as a Director to our Company.

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

Item 11.  Executive Compensation

Currently, Dr. Kwanghyun Kim, and Myoungae Cha our officers, receive compensation for their services from our business operations. The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Kwanghyun Kim, CEO	2016	$30,000	Nil	Nil	Nil	Nil	Nil	Nil	$30,000
	2015	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
Myoungae Cha, Secretary	2016	$15,000	Nil	Nil	Nil	Nil	Nil	Nil	$15,000
	2015	$30,000	Nil	Nil	Nil	Nil	Nil	Nil	$30,000

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

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2016.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2016 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Based on 8,575,000 issued and outstanding shares of common stock as of December 31, 2016.

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

Related Party Transactions

The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $9,600 for the year ended December 31, 2016 ($9,600 for the year ended December 31, 2015). As of December 31, 2016 and 2015, outstanding rentals were $2,800 and $5,600, respectively.

The Company paid salary of $45,000 for year ended December 31, 2016 (90,000 for the year ended December 31, 2015) for two officers. On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. On May 17, 2017, the Company cancelled payroll for April, May and June 2016.

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

Item 14.  Principal Accounting Fees and Services

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$8,000	$8,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$8,000	$8,000

Audit Fees

During the fiscal years ended December 31, 2016, we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2016.

During the fiscal year ended December 31, 2015, we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015, for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2016, and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

July 27, 2017

Roid Group, Inc.

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, CFO, Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

July 27, 2017

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: Director

/s/ Dr. Dokyung Kim

By: Dr. Dokyung Kim

Its: Director