Form 10-Q
period 2017-03-31
ROID GROUP, INC.
filed 2018-03-28
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

858.365.1737

 (Registrant’s telephone number)

Copy of all Communications to:

Law Office of Andrew Coldicutt

1220 Rosecrans Street, PMB 258

San Diego, CA 92106

Phone: 619-228-4970

Info@ColdicuttLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

As of November 8, 2017, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Financial Statements

(Expressed in US dollars)

March 31, 2017 (unaudited)

Financial Statement Index

Condensed Balance Sheets (unaudited)	5

Condensed Statements of Operations (unaudited)	6

Condensed Statements of Cash Flows (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

ROID GROUP, INC.
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$ 24,664	$ 26,978
Accrued interest	5,025	4,322
Loan receivable from related party	114,000	114,000
Other receivable	4,786	4,786
Total Assets	$ 148,475	$ 150,086

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$ 8,028	$ 5,755
Payroll liabilities	-	84
Due to Related party	5,200	2,800
Total Liabilities	13,228	8,639

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	85,750	85,750
Additional paid-in capital	489,250	489,250
Accumulated deficit	(439,753)	(433,553)
Total Shareholders' Equity	135,247	141,447
Total Liabilities and Shareholders' Equity	$ 148,475	$ 150,086

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(EXPRESSED IN US DOLLARS)
For three months ended March 31, 2017 and 2016

	Three months ended
	March 31, 2017	March 31, 2016

Revenue	$ -	$ -

Selling, General and administrative expenses
Professional fees	3,798	5,000
Payroll expenses	252	25,215
Administrative expense	153	114
Transfer agent fee	300	-
Rent expense	2,400	2,400
Total operating expenses	6,903	32,729

Other income (loss)
Interest income	703	617
Total other income	703	617

Net loss	$ (6,200)	$ (32,112)

Net loss per share	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding	8,575,000	8,575,000

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited) (EXPRESSED IN US DOLLARS) For three months ended March 31, 2017 and 2016

	Three months ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities
Net loss	$ (6,200)	$ (32,112)
Adjustments to reconcile net loss cash used in
operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Accrued interest	(703)	(617)
Accounts payable and accrued liabilities	2,273	7,400
Due to related party	2,400	-
Payroll liabilities	(84)	93
Net cash used in operating activities	(2,314)	(25,236)

Investing activities
Loan receivable	-	-
Net cash provided by (used in) investment activities	-	-

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities

Net cash increase	(2,314)	(25,236)
Beginning cash balance	26,978	144,380
Ending cash balance	$ 24,664	$ 119,144

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for tax	$ -	$ -

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Notes to the Financial Statements

March 31, 2017 (Unaudited)

(Expressed in US Dollars)

1.

Nature of Business and Continuance of Operations

ROID Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 4, 2013. The company is the process of implementing its business plan, and its efforts were primarily devoted to the establishment and start-up of its business.

ROID Group, Inc. plans to market its quantum dot (QD) materials for bio-imaging based on the Company’s unique QD technology compared to other competitive companies in the sector like Nanosys Inc’s QD, in U.S.A., The Company’s QD materials for bio-imaging were developed in Korea on a small lab scale. We will produce the QD materials in South Korea. ROID Group, Inc. will also finance our QD production & marketing. Besides, marketing our own QD products, the ROID Group, Inc. will also consult with other Korean QD companies which are ready to do business in U.S.A. and or other countries.

2.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2016. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K filed on July 27, 2017, with the SEC.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through March 31, 2017, the Company has incurred accumulated losses totalling $439,753. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Related Party Transactions

a)

The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $2,400 for the three months ended March 31, 2017 ($2,400 for the three months ended March 31, 2016). As of March 31, 2017, and December 31, 2016, outstanding rentals were $5,200 and $2,800, respectively.

b)

The Company paid salary of $nil for the three months ended March 31, 2017 ($22,500 for the three months ended March 31, 2016) for two officers. On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. On May 17, 2017, the Company cancelled payroll for April, May and June 2016.

4.

Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with ADQD, Inc., a related party. Dr. Kim, an officer of the Company, is an officer of ADQD, Inc. too. Interest rate is 2.5% and maturity was August 18, 2016. On August 13, 2016, the Company agreed to extend maturity to August 18, 2017. On November 6, 2015, the Company got paid $151,000. As of March 31, 2017, and December 31, 2016, $99,000 is outstanding. As of March 31, 2017, accrued interest of $4,835 ($4,225 as of December 31, 2016) was recorded.

On September 28, 2016, the Company entered loan agreement of $15,000 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc. too. Interest rate is 2.5% and maturity is September 29, 2017. On as of March 31,2017 and December 31, 2016, $15,000 is outstanding. As of March 31, 2017, accrued interest of $190 ($98 as of December 31, 2016) was recorded.

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

As of March 31, 2017, the Company has issued and outstanding 8,575,000 common shares.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2017 $	December 31, 2016 $
Current Assets	148,475	150,086
Current Liabilities	13,228	8,639
Working Capital (Deficit)	135,247	141,447

Cash Flows

	March 31, 2017 $	March 31, 2016 $
Cash Flows used in Operating Activities	(2,314)	(25,236)
Cash Flows provided by Financing Activities	-	-
Cash Flows used in Investing Activities	-	-
Net Increase (decrease) in Cash During Period	(2,314)	(25,236)

Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Operating Revenues

The Company’s revenues were $nil for the three months ended March 31, 2017 compared to $nil for the same period in 2016.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended March 31, 2017 compared to $nil for the same period in 2016.

Gross Profit

For the three months ended March 31, 2017, the Company’s gross profit was $nil compared to $nil for the same period in 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the three months ended March 31, 2017 and March 31, 2016, general and administrative expenses decreased to $6,903 from $32,729 for the same period in 2016 representing a decrease of $25,826 or 79%.  The $25,826 decrease is primarily attributable to a decrease of $24,963 in payroll expenses.

Other Income (Expense)

Other income (expense) consisted of interest income from related party.  For the three months ended March 31, 2017, there was a $703 gain from interest income. There was a $617 gain on interest income for the same period in 2016.

Net Income (loss)

Our net loss for the three months ended March 31, 2017, was $(6,200) compared with net loss of $(32,112) for the three months ended March 31, 2016, a decrease of $25,912 or 81%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2017, the Company had total current assets of $148,475 compared to $150,086 at December 31, 2016.  Current assets consisted primarily of cash, and a loan receivable. The decrease in current assets $1,611 were primarily attributed to a decrease in cash of $2,314 and an increase in accrued interest of $703.

At March 31, 2017, the Company had total current liabilities of $13,228 compared to $8,639 at December 31, 2016.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, due to related party. The increase in our current liabilities was attributed to the increase in amounts owed to related party and the increase in accounts payable and accrued liabilities.

We had positive working capital of $135,247 as of March 31, 2017 compared to $141,447 as of December 31, 2016, a decrease of $6,200 or 4%.

Cashflow from Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $(2,314) compared to $(25,236) for the three months ended March 31, 2016. The decrease in the amounts of cash used for operating activities was primarily due to the decreased expenditures in amounts due to related parties and a reduction in payroll.

Cashflow from Investing Activities

During the three months ended March 31, 2017 cash used in investing activities was $nil compared to $nil for the three months ended March 31, 2016.

Cashflow from Financing Activities

During the three months ended March 31, 2017, cash provided by financing activity was $nil compared to $nil provided during the three months ended March 31, 2016.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive operations and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on July 27, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Dated: March 28, 2018

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 28, 2018

/s/ Dr. Kwanghyun Kim

Dr. Kwanghyun Kim – Director

Dated: March 28, 2018

/s/ Dr. Dokyung Kim

Dr. Dokyung Kim – Director