Form 10-Q
period 2017-09-30
ROID GROUP, INC.
filed 2018-05-08
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [   ]  No [X]

As of May 1, 2018, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Financial Statements

(Expressed in US dollars)

September 30, 2017 (unaudited)

Financial Statement Index

Condensed Balance Sheets (unaudited)	5

Condensed Statements of Operations (unaudited)	6

Condensed Statements of Cash Flows (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

ROID GROUP, INC.
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$ 31,304	$ 26,978
Accrued interest	6,447	4,322
Loan receivable from related party	114,000	114,000
Other receivable	9,573	4,786
Total Assets	$ 161,324	$ 150,086

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$ 7,505	$ 5,755
Payroll liabilities	-	84
Due to Related party	10,000	2,800
Total Liabilities	17,505	8,639

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of September 30, 2017, and December 31, 2016	85,750	85,750
Additional paid-in capital	513,471	489,250
Accumulated deficit	(455,402)	(433,553)
Total Shareholders' Equity	143,819	141,447
Total Liabilities and Shareholders' Equity	$ 161,324	$ 150,086

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(EXPRESSED IN US DOLLARS)
For three months and nine months ended September 30, 2017 and 2016

	Three Months ended		Nine Months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$ -	$ -	$ -	$ -

Selling, General and administrative expenses
Professional fees	5,250	4,000	11,773	14,500
Payroll expenses	-	-	252	49,436
Administrative expense	734	997	3,799	3,120
Transfer agent fee	300	1,360	950	13,860
Rent expense	2,400	2,400	7,200	7,200
Total expenses	8,684	8,757	23,974	88,116

Other income (loss)
Interest income	718	627	2,125	1,861
Total other income	718	627	2,125	1,861

Net operating loss	$ (7,966)	$ (8,130)	$ (21,849)	$ (86,255)

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted Average Shares Outstanding	8,575,000	8,575,000	8,575,000	8,575,000

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(EXPRESSED IN US DOLLARS)
For Nine months ended September 30, 2017 and 2016

	Nine Months ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities
Net loss	$ (21,849)	$ (86,255)
Adjustments to reconcile net loss cash used in
operating activities;
Cancellation of payroll	24,221
Changes in operating assets and liabilities:
Prepaid expenses	0	(850)
Accrued interest	(2,125)	(1,861)
Other receivable	(4,787)	(3,191)
Accounts payable and accrued liabilities	1,750	2,560
Due to related party	7,200	-
Payroll liabilities	(84)	(1,602)
Net cash used in operating activities	4,326	(91,199)

Investing activities
Loan receivable	-	(15,000)
Net cash provided by (used in) investment activities	-	(15,000)

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities	-	-

Net cash increase	4,326	(106,199)
Beginning cash balance	26,978	144,380
Ending cash balance	$ 31,304	$ 38,181

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for tax	$ -	$ -

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Notes to the Financial Statements

September 30, 2017 (Unaudited)

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

2.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through September 30, 2017, the Company has incurred accumulated losses totalling $455,402. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Related Party Transactions

a)

The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $7,200 for the nine months ended September 30, 2017 ($7,200 for the nine months ended September 30, 2016). As of September 30, 2017, and December 31, 2016, outstanding rentals were $10,000 and $2,800, respectively.

b)

The Company paid salary of $nil for the three months and nine months ended September 30, 2017 ($nil and $45,000 for the three months and nine months ended September 30, 2016) for two officers. On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. On May 17, 2017, the Company cancelled payroll for April, May and September 2016 and recorded $24,221 as additional paid in capital.

4.

Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with ADQD, Inc., a related party. Dr. Kim, an officer of the Company, is an officer of ADQD, Inc. too. Interest rate is 2.5% and maturity was August 18, 2016. On August 13, 2016, the Company agreed to extend maturity to August 18, 2017. On November 6, 2015, the Company got paid $151,000. As of September 30, 2017, and December 31, 2016, $99,000 is outstanding. As of September 30, 2017, accrued interest of $6,069 ($4,225 as of December 31, 2016) was recorded.

On September 28, 2016, the Company entered loan agreement of $15,000 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc. too. Interest rate is 2.5% and maturity is September 29, 2017. As of September 30, 2017, and December 31, 2016, $15,000 is outstanding. As of September 30, 2017, accrued interest of $378 ($98 as of December 31, 2016) was recorded.

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

On January 31, 2014, the Company issued 675,000 shares for $135,000.

On March 31, 2014, the Company issued 1,450,000 shares for $290,000.

As of September 30, 2017, the Company has issued and outstanding 8,575,000 common shares.

6.

Subsequent events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued and did not note any material recognizable subsequent events after September 30, 2017.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2017 $	December 31, 2016 $
Current Assets	161,324	150,086
Current Liabilities	17,505	8,639
Working Capital (Deficit)	143,819	141,447

Cash Flows

	September 30, 2017 $	September 30, 2016 $
Cash Flows provided by (used in) Operating Activities	4,326	(91,199)
Cash Flows provided by Financing Activities	-	-
Cash Flows used in Investing Activities	-	(15,000)
Net Increase (decrease) in Cash During Period	4,326	(106,199)

Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Operating Revenues

The Company’s revenues were $nil for the three months ended September 30, 2017 compared to $nil for the same period in 2016.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended September 30, 2017 compared to $nil for the same period in 2016.

Gross Profit

For the three months ended September 30, 2017, the Company’s gross profit was $nil compared to $nil for the same period in 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the three months ended September 30, 2017 and September 30, 2016, general and administrative expenses decreased to $8,684 from $8,757 for the same period in 2016 representing a decrease of $73 or .83%.  The $73 decrease is primarily attributable to a decrease of $1,060 in Transfer Agent fees.

Other Income (Expense)

Other income (expense) consisted of interest income from related party.  For the three months ended September 30, 2017, there was a $718 gain from interest income. There was a $627 gain on interest income for the same period in 2016.

Net Income (loss)

Our net loss for the three months ended September 30, 2017, was $(7,966) compared with net loss of $(8,130) for the three months ended September 30, 2016, a decrease of $164 or 2%. The net loss is influenced by the matters discussed above.

Results for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Operating Revenues

The Company’s revenues were $nil for the nine months ended September 30, 2017 compared to $nil for the same period in 2016.

Cost of Revenues

The Company’s cost of revenues was $nil for the nine months ended September 30, 2017 compared to $nil for the same period in 2016.

Gross Profit

For the nine months ended September 30, 2017, the Company’s gross profit was $nil compared to $nil for the same period in 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company.  For the nine months ended September 30, 2017 and September 30, 2016, general and administrative expenses decreased to $23,974 from $88,116 for the same period in 2016 representing a decrease of $64,142 or 73%.  The $64,142 decrease is primarily attributable to a decrease of $49,184 in payroll expenses.

Other Income (Expense)

Other income (expense) consisted of interest income from related party.  For the nine months ended September 30, 2017, there was a $2,125 gain from interest income. There was a $1,861 gain on interest income for the same period in 2016.

Net Income (loss)

Our net loss for the nine months ended September 30, 2017, was $(21,849) compared with net loss of $(86,255) for the nine months ended September 30, 2016, a decrease of $64,406 or 75%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2017, the Company had total current assets of $161,324 compared to $150,086 at December 31, 2016.  Current assets consisted primarily of cash, and a loan receivable. The increase in current assets $11,238 was primarily attributed to an increase in cash of $4,326 and an increase in Other receivable of $4,787 and in an accrued interest of $2,125.

At September 30, 2017, the Company had total current liabilities of $17,505 compared to $8,639 at December 31, 2016.  Current liabilities consisted primarily of the accounts payable accrued liabilities, and due to a related party. The increase in our current liabilities was attributed to the increase in the amounts owed to related party and the increase in Accounts payable and accrued liabilities of $1,750.

We had positive working capital of $143,819 as of September 30, 2017 compared to $141,447 as of December 31, 2016, an increase of $2,372 or 1.7%.

Cashflow from Operating Activities

During the nine months ended September 30, 2017, cash provided by (used in) operating activities was $4,326 compared to $(91,999) for the nine months ended September 30, 2016. The decrease in the amounts of cash used for operating activities was primarily due to the cancellation of payroll, and decreased transfer agent fees.

Cashflow from Investing Activities

During the nine months ended September 30, 2017 cash used in investing activities was $nil compared to $(15,000) for the nine months ended September 30, 2016.

Cashflow from Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activity was $nil compared to $nil provided during the nine months ended September 30, 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on July 27, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Dated: May 8, 2018

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 8, 2018

/s/ Dr. Kwanghyun Kim

Dr. Kwanghyun Kim – Director

Dated: May 8, 2018

/s/ Dr. Dokyung Kim

Dr. Dokyung Kim – Director