Form 10-K
period 2017-12-31
ROID GROUP, INC.
filed 2019-01-28
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2017

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

Yes[   ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [   ]    No [X]

As of June 30, 2017, the registrant had 8,575,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 21, 2018 was 8,575,000 shares of its $.01 par value common stock.

Documents incorporated by reference:  None

ROID GROUP, INC.

TABLE OF CONTENTS

Part I

        Page No.

Item 1.

Business

5

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

18

Item 2.

Properties

18

Item 3.

Legal Proceedings

18

Item 4.

Mine Safety Disclosures

18

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

21

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

21

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

24

Item 8.

Financial Statements and Supplementary Data

25

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

34

Item 9A.

Controls and Procedures

34

Item 9B.

Other Information

35

Part III

Item 10.

Directors and Executive Officers

36

Item 11.

Executive Compensation

39

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

41

Item 13.

Certain Relationships and Related Transactions

41

Item 14.

Principal Accounting Fees and Services

42

Part IV

Item 15.

Exhibits

44

Signatures

45

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

As discussed in the Notes to Financial Statements included in this Annual Report for the year ended December 31, 2017, we had no revenue and had a positive cash flow of approximately $56,927 for the year ended December 31, 2017. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from December 4, 2013 (commencement of operations) to December 31, 2017. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

(1): Month One is to begin after the Company has begun trading on the OTC Markets Pink Sheets.

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

Competition

Existing companies in the QD market are currently facing the absence of a mass production technique and without that mass production technique they cannot satisfy the needs of today’s market. Thus, many of our competitors’ market strategies are to sell small amounts of QDs at extremely high prices. Our notable competitive strengths are that we have a mass production technique, have influential QD scientists on our board of directors, and can produce our QDs at a lower cost. Thus, we should be able to fulfill a large portion of the consumer’s demand for QDs.

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

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2017. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. The fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our cash, cash equivalents and short-term investments on hand totaled approximately $83,905 at December 31, 2017.  To date, we have relied primarily upon cash from the private sale of equity securities to generate the working capital needed to finance our operations.

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

We have never generated revenues and we have never been profitable. Prior to completing commercial production of the Quantum Dots, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the research and development of our Quantum Dot technologies and production processes, we will fail, and you will lose your entire investment.

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

The key assets of the Company will be in its know-how and the expertise, capabilities and relationships brought to the Company by its management team. The Company may also research the obtaining of licenses and intellectual property rights of its QD manufacturing process and technology in the future. Currently the Company plans on not filing for any intellectual, property or patent rights on its products and methods, instead the Company will rely on the use of trade secrets and in the future confidentiality agreements to protect its manufacturing processes. In the future, the Company will develop its intellectual property portfolio and licensing rights; however, currently the Company has no patents pending for the production of its quantum dots.  As the business progresses, the Company plans to begin building out its portfolio of owned and licensed intellectual property and take all appropriate steps to protect these rights. No assurances can be given that the Company will be successful in building out a portfolio of owned and licensed intellectual property and in protecting these rights.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 21, 2018, there is no public market for our common stock.  We intend to contact an authorized OTC Markets market-maker for sponsorship of our securities on the OTC Markets.

The Company does not have a Stock Transfer Agent as of this filing but will appoint one in the near future.

Record Holders

As of December 31, 2017, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding and were owned by approximately 27 holders of record.

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

Working Capital

	December 31, 2017 $	December 31, 2016 $
Cash	83,905	26,978
Current Assets	113,861	150,086
Current Liabilities	78,966	8,639
Working Capital (Deficit)	34,895	141,447

Cash Flows

	December 31, 2017 $	December 31, 2016 $
Cash Flows from (used in) Operating Activities	56,927	(102,402)
Cash Flows from (used in) Investing Activities	-	(15,000)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	56,927	(117,402)

Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Operating Revenues

The Company’s revenues were $nil for the Year ended December 31, 2017 compared to $nil in 2016.

Cost of Revenues

The Company’s cost of revenues was $nil for the Year ended December 31, 2017 compared to $nil in 2016.

Gross Profit

For the Year ended December 31, 2017, the Company’s gross profit was $nil compared to $nil in 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the Year ended December 31, 2017 and December 31, 2016, general and administrative expenses decreased to $32,334 from $95,969 in 2016 representing a decrease of $63,635 or 66%.  The $63,635 decrease is primarily attributable to decreases in payroll expense of $49,185, and Transfer Agent fees of $13,030.

Other Income (Expense)

Other income (expense) consisted of $2,843 interest income. Interest Income is primarily attributable to the accretion of the interest on loan receivable from related party for the Year Ended December 31, 2017.  There was a $2,579 gain on interest income for the year ending December 31, 2016, which was primarily attributable to the accretion of the interest on loan receivable from a related party. Per our income statement, other income (expense) also includes ($101,282) bad debt expense due to write-off of uncollectable loan receivable.

Net Loss

Our net loss for the Year Ended December 31, 2017 was $(130,773) compared with a net loss of $(93,390) for the Year Ended December 31, 2016, an increase of $37,383 or 40%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At December 31, 2017, the Company had total current assets of $113,861 compared to $150,086 at December 31, 2016.  Current assets consisted primarily of cash, and a note receivable. The decrease in current assets of $36,225 was primarily attributed to a decrease in the loan receivable of $94,117 and an increase in cash and bank deposits of $56,927.

At December 31, 2017, the Company had total current liabilities of $78,966 compared to $8,639 at December 31, 2016.  Current liabilities consisted primarily of the accounts payable and accrued liabilities, due to related party. The increase in our current liabilities was attributed to the increase in amounts owed to related party and the reduction in payroll liabilities.

We had positive working capital of $34,895 as of December 31, 2017 compared to $141,447 as of December 31, 2016, a decrease of $106,552 or 75%.

Cashflow from Operating Activities

During the Year Ended December 31, 2017, cash provided by (used in) operating activities was $56,927 compared to $(102,402) for the Year Ended December 31, 2016. The increase in the amounts of cash provided by operating activities was primarily due to the increase in Bad Debt of $101,282, the Cancellation of Officer’s Payroll of $24,221, and an increase in due to related party of $67,866.

Cashflow from Investing Activities

During the Year Ended December 31, 2017, cash used in investing activities was $0 compared to $(15,000) for the Year Ended December 31, 2016.

Cashflow from Financing Activities

During the Year Ended December 31, 2017, cash provided by financing activity was $nil compared to $nil provided during the Year Ended December 31, 2016.

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

Item 8.  Financial Statements and Supplemental Data

ROID GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ROID GROUP, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ROID GROUP, Inc. (the “Company”) as of December 31, 2017 and December 31, 2016 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has incurred recurring losses from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2016

Las Vegas, Nevada

December 21, 2018

ROID GROUP, INC. BALANCE SHEETS (EXPRESSED IN US DOLLARS) For years ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
	(Audited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$ 83,905	$ 26,978
Accrued interest	-	4,322
Loan receivable from related party	19,883	114,000
Prepaid expenses	500	-
Other receivable	9,573	4,786
Total Assets	$ 113,861	$ 150,086

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$ 8,300	$ 5,755
Payroll liabilities	-	84
Due to Related party	70,666	2,800
Total Liabilities	78,966	8,639

Shareholders' Equity
Common Stock
30,000,000 shares authorized, $0.01 par value
8,575,000 shares issued and outstanding
as of December 31, 2017, and 2016	85,750	85,750
Additional paid-in capital	513,471	489,250
Accumulated deficit	(564,326)	(433,553)
Total Shareholders' Equity	34,895	141,447
Total Liabilities and Shareholders' Equity	$ 113,861	$ 150,086

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC. STATEMENTS OF OPERATIONS (EXPRESSED IN US DOLLARS) For years ended December 31, 2017 and 2016

	years ended
	December 31, 2017	December 31, 2016

Revenue	$ -	$ -

Selling, General and administrative expenses
Professional fees	17,273	18,000
Payroll expenses	252	49,437
Administrative expense	3,959	4,652
Transfer agent fee	1,250	14,280
Rent expense	9,600	9,600
Total operating expenses	32,334	95,969

Other income (loss)
Bad Debt	(101,282)	-
Interest income	2,843	2,579
Total other income	(98,439)	2,579

Net loss	$ (130,773)	$ (93,390)

Net loss per share	$ (0.02)	$ (0.01)
Weighted Average Shares Outstanding	8,575,000	8,575,000

The accompanying notes are an integral part of these financial statements.

ROID Group, Inc. Statements of Stockholders' Equity For the years ended December 31, 2017 and 2016

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	8,575,000	85,750	489,250	(340,163)	234,837

Net loss for the year ended December 31, 2016				(93,390)	(93,390)

Balance – December 31, 2016	8,575,000	85,750	489,250	(433,553)	141,447

Net loss for the year ended December 31, 2017				(130,773)	(130,773)
Cancelled officer’s payroll			24,221		24,221

Balance – December 31, 2017	8,575,000	85,750	513,471	(564,326)	34,895

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC. STATEMENTS OF CASH FLOWS (EXPRESSED IN US DOLLARS) For years ended December 31, 2017 and 2016

	years ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities
Net loss	$ (130,773)	$ (93,390)
Adjustments to reconcile net loss cash used in
operating activities;
Cancellation of officers' payroll	24,221	-
Bad Debt	101,282
Changes in operating assets and liabilities:
Accrued interest	(2,843)	(2,579)
Prepaid expenses	(500)
Other receivable	(4,787)	(4,786)
Accounts payable and accrued liabilities	2,545	2,755
Due to related party	67,866	(2,800)
Payroll liabilities	(84)	(1,602)
Net cash used in operating activities	56,927	(102,402)

Investing activities
Loan receivable	-	(15,000)
Net cash provided by (used in) investment activities	-	(15,000)

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities

Net cash increase	56,927	(117,402)
Beginning cash balance	26,978	144,380
Ending cash balance	$ 83,905	$ 26,978

The accompanying notes are an integral part of these financial statements.

ROID GROUP, INC.

Consolidated Notes to Financial Statements

December 31, 2017 and 2016

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through December 31, 2017, the Company has incurred accumulated losses totalling $564,326. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

e)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2017 and 2016, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.

Related Party Transactions

a)

The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $9,600 for the year ended December 31, 2017 ($9,600 for the year ended December 31, 2016). As of December 31, 2017, and 2016, outstanding rentals were $12,400 and $2,800, respectively.

b)

The Company paid salary of $zero for year ended December 31, 2017 (45,000 for the year ended December 31, 2016) for two officers. On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. On May 17, 2017, the Company cancelled payroll for April, May and September 2016 and recorded $24,221 as additional paid in capital.

c)

As of December 31, 2017, the Company has outstanding paychecks of $37,789 and $20,476 to Kwanghyun Kim, director and Myonggae Cha, an officer, respectively. They agreed those amounts reclassified as due to related party.

4.

Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with ADQD, Inc., a related party. Dr. Kim, an officer of the Company, is an officer of ADQD, Inc. too. Interest rate is 2.5% and maturity was August 18, 2016. On August 13, 2016, the Company agreed to extend maturity to August 18, 2017. On November 6, 2015, the Company got paid $151,000. As of December 31, 2017, and December 31, 2016, $99,000 is outstanding. As of December 31, 2017, accrued interest of $6,693 ($4,225 as of December 31, 2016) was recorded. The Company analysed the collectability of the Note Receivable and related accrued interest and decided that $101,282 is uncollectible. The Company recorded those amounts as bad debt expenses.

On September 28, 2016, the Company entered loan agreement of 15,000 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc., as well. Interest rate is 2.5% and maturity is September 29, 2017. As of December 31, 2017, and 2016, $15,000 is outstanding. As of December 31, 2017, accrued interest of $473 (($97 as of December 31, 2016) was recorded.

5.

Stockholders’ Equity

The Company’s authorized capital consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

As of December 31, 2017, the Company has issued and outstanding 8,575,000 common shares.

6.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 31%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2017	2016

Income tax benefit computed at the statutory rate	$ 40,540	$ 42,026
Effects of changes in tax rate	(60,697)	-
Change in valuation allowance	20,157	(42,026)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2017	2016
Deferred income tax assets
Net operating losses	$ 174,941	$ 195,099
Valuation allowance	(174,941)	(195,099)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carry-forwards of $564,326 which expire commencing in 2035.

7.

Subsequent Events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of December 31, 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

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

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.  Executive Compensation

Currently, Dr. Kwanghyun Kim, and Myoungae Cha our officers, receive compensation for their services from our business operations. The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended December 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Kwanghyun Kim, CEO	2017	$0	Nil	Nil	Nil	Nil	Nil	Nil	$0
	2016	$30,000	Nil	Nil	Nil	Nil	Nil	Nil	$30,000
Myoungae Cha, Secretary	2017	$0	Nil	Nil	Nil	Nil	Nil	Nil	$0
	2016	$15,000	Nil	Nil	Nil	Nil	Nil	Nil	$15,000

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

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2017.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2017 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Based on 8,575,000 issued and outstanding shares of common stock as of December 31, 2017.

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

Related Party Transactions

The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rent is $9,600 for the year ended December 31, 2017 ($9,600 for the year ended December 31, 2016). As of December 31, 2017, and 2016, outstanding rentals were $12,400 and $2,800, respectively.

The Company paid salary of $zero for year ended December 31, 2017 (45,000 for the year ended December 31, 2016) for two officers. On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. On May 17, 2017, the Company cancelled payroll for April, May and September 2016 and recorded $24,221 as additional paid in capital.

As of December 31, 2017, the Company has outstanding paychecks of $37,789 and $20,476 to Kwanghyun Kim, director and Myonggae Cha, an officer, respectively. They agreed those amounts reclassified as due to related party.

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

Item 14.  Principal Accounting Fees and Services

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees	$9,000	$8,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$9,000	$8,000

Audit Fees

During the fiscal years ended December 31, 2017, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2017.

During the fiscal year ended December 31, 2016, we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016, for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2017, and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

January 28, 2019

Roid Group, Inc.

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President, CFO, Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

January 28, 2019

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: Director

/s/ Dr. Dokyung Kim

By: Dr. Dokyung Kim

Its: Director