Form 10-Q
period 2018-03-31
ROID GROUP, INC.
filed 2019-06-04
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth Company [  ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 21, 2019, there were 8,575,000 shares of the registrant’s $0.01 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “ROID,” “our,” “us,” the “Company,” refers to ROID Group, Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Financial Statements

(Expressed in US dollars)

March 31, 2018 (unaudited)

Financial Statement Index

ROID GROUP, INC.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and bank deposit	$79,342	$83,905
Accrued interest	92	-
Loan receivable from related party	19,883	19,883
Prepaid expenses	500	500
Other receivable	9,573	9,573
Total Assets	$109,390	$113,861

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$6,100	$8,300
Payroll liabilities	-	-
Due to Related party	73,066	70,666
Total Liabilities	79,166	78,966

Shareholders’ Equity
Common Stock
30,000,000 shares authorized, $0.01 par value 8,575,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	85,750	85,750
Additional paid-in capital	513,471	513,471
Accumulated deficit	(568,997)	(564,326)
Total Shareholders’ Equity	30,224	34,895
Total Liabilities and Shareholders’ Equity	$109,390	$113,861

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

(EXPRESSED IN US DOLLARS)

For three months ended March 31, 2018 and 2017

	Three month ended
	March 31, 2018	March 31, 2017

Revenue	$-	$

Selling, General and administrative expenses
Professional fees	1,500		3,798
Payroll expenses	-		252
Administrative expense	528		153
Transfer agent fee	335		300
Rent expense	2,400		2,400
Total operating expenses	4,763		6,903

Other income (loss)
Interest income	92		703
Total other income	92		703

Net loss	$(4,671)		$(6,200)

Net loss per share	$(0.00)		$(0.00)
Weighted Average Shares Outstanding	8,575,000		8,575,000

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Statements of Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2018 and 2017

	Common		Additional Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance – December 31, 2016	8,575,000	85,750	489,250	(433,553)	141,447

Net loss for three months ended March 31, 2017				(6,200)	(6,200)

Balance – March 31, 2017	8,575,000	85,750	489,250	(439,753)	135,247

Balance – December 31, 2017	8,575,000	85,750	513,471	(564,326)	34,895

Net loss for the three months ended March 31, 2018				(4,671)	(4,671)

Balance – March 31, 2018	8,575,000	85,750	513,471	(568,997)	30,224

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

(EXPRESSED IN US DOLLARS)

For three months ended March 31, 2018 and 2017

	three months ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net loss	$(4,671)	$(6,200)
Adjustments to reconcile net loss cash used in operating activities;
Stock issuance for services	-	-
Changes in operating assets and liabilities:
Accrued interest	(92)	(703)
Accounts payable and accrued liabilities	(2,200)	2,273
Due to related party	2,400	2,400
Payroll liabilities	-	(84)
Net cash used in operating activities	(4,563)	(2,314)

Investing activities
Loan receivable	-	-
Net cash provided by (used in) investment activities	-	-

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities

Net cash increase	(4,563)	(2,314)
Beginning cash balance	83,905	26,978
Ending cash balance	$79,342	$24,664

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Notes to the Financial Statements

March 31, 2018 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through March 31, 2018, the Company has incurred accumulated losses totalling $568,998. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires, management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018 and 2017, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

2.	Related Party Transactions

a)	The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $2,400 for the three months ended March 31, 2018 ($2,400 for the three months ended March 31, 2017). As of March 31, 2018, and December 31, 2017, outstanding rentals were $14,800 and $12,400, respectively.

b)	On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. As of December 31, 2017, the Company has outstanding paychecks of $37,789 and $20,476 to Kwanghyun Kim, director and Myonggae Cha, an officer, respectively. They agreed those amounts reclassified as due to related party.

3.	Loan receivable

On August 18, 2015, the Company entered loan agreement of $250,000 with ADQD, Inc., a related party. Dr. Kim, an officer of the Company, is an officer of ADQD, Inc. too. Interest rate is 2.5% and maturity was August 18, 2016. On August 13, 2016, the Company agreed to extend maturity to August 18, 2017. On November 6, 2015, the Company got paid $151,000. As of December 31, 2017, and December 31, 2016, $99,000 is outstanding. As of December 31, 2017, accrued interest of $6,693 ($4,225 as of December 31, 2016) was recorded. The Company analysed the collectability of the Note Receivable and related accrued interest and decided that $101,282 is uncollectible. The Company recorded those amounts as bad debt expenses in 2017. The Company received remaining balance of $4,883 from ADQD, Inc. on May 1, 2018.

4.	Loan receivable (continued)

On September 28, 2016, the Company entered loan agreement of 15,000 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc. too. Interest rate is 2.5% and maturity is September 29, 2017. The Company amended that this loan is due on demand. As of March 31, 2018, and December 31, 2017, $15,000 is outstanding.

5	Stockholders’ Equity

The Company’s authorized capital consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

As of March 31, 2018, the Company has issued and outstanding 8,575,000 common shares.

6.	Subsequent Events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2018 $	December 31, 2017 $
Current Assets	109,390	113,861
Current Liabilities	79,166	78,966
Working Capital (Deficit)	30,224	34,895

Cash Flows

	March 31, 2018 $	March 31, 2017 $
Cash Flows provided by (used in) Operating Activities	(4,563)	(2,314)
Cash Flows provided by Financing Activities	-	-
Cash Flows used in Investing Activities	-	-
Net Increase (decrease) in Cash During Period	(4,563)	(2,314)

Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Operating Revenues

The Company’s revenues were $nil for the three months ended March 31, 2018 compared to $nil for the same period in 2017.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended March 31, 2018 compared to $nil for the same period in 2017.

Gross Profit

For the three months ended March 31, 2018, the Company’s gross profit was $nil compared to $nil for the same period in 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company. For the three months ended March 31, 2018 and March 31, 2017, general and administrative expenses decreased to $4,763 from $6,903 for the same period in 2017 representing a decrease of $2,140 or 31%. The $2,140 decrease is primarily attributable to a decrease of $2,298 in professional fees.

Other Income (Expense)

Other income (expense) consisted of interest income from related party. For the three months ended March 31, 2018, there was a $92 gain from interest income. There was a $703 gain on interest income for the same period in 2017.

Net Income (loss)

Our net loss for the three months ended March 31, 2018, was $(4,671) compared with net loss of $(6,200) for the three months ended March 31, 2017, a decrease of $1,529 or 25%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2018, the Company had total current assets of $109,390 compared to $113,861 at December 31, 2017. Current assets consisted primarily of cash, and a loan receivable. The decrease in current assets $4,471 was primarily attributed to a decrease in cash of $4,563 and an increase in accrued interest of $92.

At March 31, 2018, the Company had total current liabilities of $79,166 compared to $78,966 at December 31, 2017. Current liabilities consisted primarily of the accounts payable accrued liabilities, and due to a related party. The increase in our current liabilities was attributed to the increase in the amounts owed to related party of $2,400 and the decrease in Accounts payable and accrued liabilities of $2,200.

We had positive working capital of $30,224 as of March 31, 2018 compared to 34,895 as of December 31, 2017, a decrease of $4,671 or 13.4%.

Cashflow from Operating Activities

During the three months ended March 31, 2018, cash provided by (used in) operating activities was $(4,563) compared to $(2,314) for the three months ended March 31, 2017. The increase in the amounts of cash used for operating activities was primarily due to the decrease in accounts payable and accrued liabilities.

Cashflow from Investing Activities

During the three months ended March 31, 2018 cash used in investing activities was $nil compared to $nil for the three months ended March 31, 2017.

Cashflow from Financing Activities

During the three months ended March 31, 2018, cash provided by financing activity was $nil compared to $nil provided during the three months ended March 31, 2017.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 28, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

ROID GROUP, INC.

Dated: June 4, 2019

By:	/s/ Dr. Kwanghyun Kim
Dr. Kwanghyun Kim
Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 4, 2019	/s/ Dr. Kwanghyun Kim
Dr. Kwanghyun Kim – Director

Dated: June 4, 2019	/s/ Dr. Dokyung Kim
Dr. Dokyung Kim – Director

