Form 10-Q
period 2018-06-30
ROID GROUP, INC.
filed 2019-06-04
CIK 1631547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROID GROUP, INC.

Condensed Financial Statements

(Expressed in US dollars)

June 30, 2018 (unaudited)

Financial Statement Index

ROID GROUP, INC.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Assets
Current Assets
Cash and bank deposit	$61,778	$83,905
Accrued interest	216	-
Loan receivable from related party	19,883	19,883
Prepaid expenses	500	500
Other receivable	19,729	9,573
Total Assets	$102,106	$113,861

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$5,200	$8,300
Payroll liabilities	-	-
Due to Related party	75,466	70,666
Total Liabilities	80,666	78,966

Shareholders’ Equity
Common Stock
30,000,000 shares authorized, $0.01 par value 8,575,000 shares issued and outstanding as of June 30, 2018, and December 31, 2017	85,750	85,750
Additional paid-in capital	513,471	513,471
Accumulated deficit	(577,781)	(564,326)
Total Shareholders’ Equity	21,440	34,895
Total Liabilities and Shareholders’ Equity	$102,106	$113,861

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

(EXPRESSED IN US DOLLARS)

For three months and six months ended June 30, 2018 and 2017

	Three Month ended		Six Month ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$-	$-	$-	$-

Selling, General and administrative expenses
Professional fees	5,000	2,725	6,500	6,523
Payroll expenses	-	-	-	252
Administrative expense	1,158	2,913	1,686	3,065
Transfer agent fee	350	350	685	650
Rent expense	2,400	2,400	4,800	4,800
Total expenses	8,908	8,388	13,671	15,290

Other income (loss)
Interest income	124	704	216	1,406
Total other income	124	704	216	1,406

Net operating loss	$(8,784)	$(7,684)	$(13,455)	$(13,884)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	8,575,000	8,575,000	8,575,000	8,575,000

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Statements of Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2018 and 2017

			Additional
	Common		Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance – December 31, 2016	8,575,000	85,750	489,250	(433,553)	141,447

Net loss for three months ended March 31, 2017				(6,200)	(6,200)

Balance – March 31, 2017	8,575,000	85,750	489,250	(439,753)	135,247

Net loss for three months ended June 30, 2017				(7,684)	(7,684)

Cancelled officer’s payroll			24,221		24,221
Balance – June 30, 2017	8,575,000	85,750	513,471	(447,437)	151,784

Balance – December 31, 2017	8,575,000	85,750	513,471	(564,326)	34,895

Net loss for three months ended March 31, 2018				(4,671)	(4,671)

Balance – March 31, 2018	8,575,000	85,750	513,471	(568,997)	30,224

Net loss for three months ended June 30, 2018				(8,784)	(8,784)

Balance – June 30, 2018	8,575,000	85,750	513,471	(577,781)	21,440

The accompanying condensed notes are an integral part of these financial statements

ROID GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

(EXPRESSED IN US DOLLARS)

For six months ended June 30, 2018 and 2017

	Six months ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net loss	$(13,455)	$(13,884)
Adjustments to reconcile net loss cash used in operating activities;
Cancellation of payroll	-	24,221
Changes in operating assets and liabilities:
Other receivable	(10,156)	(4,787)
Accrued interest	(216)	(1,406)
Accounts payable and accrued liabilities	(3,100)	(2,760)
Due to related party	4,800	4,800
Payroll liabilities	-	(84)
Net cash used in operating activities	(22,127)	6,100

Investing activities
Loan receivable	-	-
Net cash provided by (used in) investment activities	-	-

Financing activities

Proceeds from stock issuance	-	-
Net cash provided by financing activities

Net cash increase	(22,127)	6,100
Beginning cash balance	83,905	26,978
Ending cash balance	$61,778	$33,078

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying condensed notes are an integral part of these financial statements

ROID Group, Inc.

Notes to the Financial Statements

June 30, 2018 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on December 4, 2013 through June 30, 2018, the Company has incurred accumulated losses totalling $577,781. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018 and 2017, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.	Related Party Transactions

a)	The Company rents office from related party which is an officer. Rental is $800 per month and month to month basis. Total rental is $4,800 for the six months ended June 30, 2018 ($4,800 for the six months ended June 30, 2017). As of June 30, 2018, and December 31, 2017, outstanding rentals were $17,200 and $12,400, respectively.

b)	On July 29, 2016, the Company decided not to pay the payroll of two officers from July 2016. The Company will restart the payment at the time of the future normalization of its business. .As of December 31, 2017, the Company has outstanding paychecks of $37,789 and $20,476 to Kwanghyun Kim, director and Myonggae Cha, an officer, respectively. They agreed those amounts reclassified as due to related party.

4.	Loan receivable

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

On September 28, 2016, the Company entered loan agreement of 15,000 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc. too. Interest rate is 2.5% and maturity is September 29, 2017. The Company amended that this loan is due on demand. As of June 30, 2018, and December 31, 2017, $15,000 is outstanding.

May 1, 2018, the Company entered loan agreement of $4,883 with RadTek, Inc., a related party. Dr. Kim, an officer of the Company, is of an officer of RadTek, Inc. too. Interest rate is 2.5% and due on demand. As of June 30, 2018, $4,883 is outstanding.

5.	Stockholders’ Equity

The Company’s authorized capital consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

As of June 30, 2018, the Company has issued and outstanding 8,575,000 common shares.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2018 $	December 31, 2017 $
Current Assets	102,106	113,861
Current Liabilities	80,666	78,966
Working Capital (Deficit)	21,440	34,895

Cash Flows

	June 30, 2018 $	June 30, 2017 $
Cash Flows provided by (used in) Operating Activities	(22,127)	6,100
Cash Flows provided by Financing Activities	-	-
Cash Flows used in Investing Activities	-	-
Net Increase (decrease) in Cash During Period	(22,127)	6,100)

Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Operating Revenues

The Company’s revenues were $nil for the three months ended June 30, 2018 compared to $nil for the same period in 2017.

Cost of Revenues

The Company’s cost of revenues was $nil for the three months ended June 30, 2018 compared to $nil for the same period in 2017.

Gross Profit

For the three months ended June 30, 2018, the Company’s gross profit was $nil compared to $nil for the same period in 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company. For the three months ended June 30, 2018 and June 30, 2017, general and administrative expenses increased to $8,908 from $8,388 for the same period in 2017 representing an increase of $520 or 6%. The $520 increase is primarily attributable to an increase of $2,275 in professional fees.

Other Income (Expense)

Other income (expense) consisted of interest income from related party. For the three months ended June 30, 2018, there was a $124 gain from interest income. There was a $704 gain on interest income for the same period in 2017.

Net Income (loss)

Our net loss for the three months ended June 30, 2018, was $(8,784) compared with net loss of $(7,684) for the three months ended June 30, 2017, an increase of $1,100 or 14%. The net loss is influenced by the matters discussed above.

Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Operating Revenues

The Company’s revenues were $nil for the six months ended June 30, 2018 compared to $nil for the same period in 2017.

Cost of Revenues

The Company’s cost of revenues was $nil for the six months ended June 30, 2018 compared to $nil for the same period in 2017.

Gross Profit

For the six months ended June 30, 2018, the Company’s gross profit was $nil compared to $nil for the same period in 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to being a public company. For the six months ended June 30, 2018 and June 30, 2017, general and administrative expenses decreased to $13,671 from $15,290 for the same period in 2017 representing a decrease of $1,619 or 11%. The $1,619 decrease is primarily attributable to a decrease of $1,379 in administrative expense.

Other Income (Expense)

Other income (expense) consisted of interest income from related party. For the six months ended June 30, 2018, there was a $216 gain from interest income. There was a $1,406 gain on interest income for the same period in 2017.

Net Income (loss)

Our net loss for the six months ended June 30, 2018, was $(13,455) compared with net loss of $(13,884) for the six months ended June 30, 2017, a decrease of $429 or 3%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2018, the Company had total current assets of $102,106 compared to $113,861 at December 31, 2017. Current assets consisted primarily of cash, and a loan receivable. The decrease in current assets $11,755 was primarily attributed to a decrease in cash of $22,127 and an increase in other receivable of $10,156, and an increase in accrued interest of $216.

At June 30, 2018, the Company had total current liabilities of $80,666 compared to $78,966 at December 31, 2017. Current liabilities consisted primarily of the accounts payable accrued liabilities, and due to a related party. The increase in our current liabilities was attributed to the increase in the amounts owed to related party of $4,800 and the decrease in Accounts payable and accrued liabilities of $3,100.

We had positive working capital of $21,440 as of June 30, 2018 compared to $34,895 as of December 31, 2017, a decrease of $13,455 or 39%.

Cashflow from Operating Activities

During the six months ended June 30, 2018, cash provided by (used in) operating activities was $(22,127) compared to $6,100 for the six months ended June 30, 2017. The increase in the amounts of cash used for operating activities was primarily due to the decrease in accounts payable and accrued liabilities.

Cashflow from Investing Activities

During the six months ended June 30, 2018 cash used in investing activities was $nil compared to $nil for the six months ended June 30, 2017.

Cashflow from Financing Activities

During the six months ended June 30, 2018, cash provided by financing activity was $nil compared to $nil provided during the six months ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 28, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ROID GROUP, INC.

Dated: June 4, 2019		/s/ Dr. Kwanghyun Kim
	By:	Dr. Kwanghyun Kim
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 4, 2019	/s/ Dr. Kwanghyun Kim
Dr. Kwanghyun Kim – Director

Dated: June 4, 2019	/s/ Dr. Dokyung Kim
Dr. Dokyung Kim – Director

